Form 10-K
period 1994-11-30
HUTTON CONAM REALTY PENSION INVESTORS
filed 1995-02-28
CIK 706120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 1994

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

	For the transition period from _____ to _____

                        Commission file number:  0-13330


                     HUTTON/CONAM REALTY PENSION INVESTORS
              Exact name of Registrant as specified in its charter

             New York                                       11-2673854
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York             10285
       Address of principal executive offices                       zip code

       Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Documents Incorporated by Reference:

Portions of Prospectus of Registrant dated June 24, 1983 (included in Amendment No. 3 to Registration Statement No. 2-79116 of Registrant filed June 21, 1983) are incorporated herein by reference to Part III of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994.

                                     PART I

Item 1.  Business

General Development of Business

Hutton/ConAm Realty Pension Investors (the "Registrant" or the "Partnership") is a New York limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated January 23, 1984, as amended on January 26, 1984, of which RPI Real Estate Services, Inc. ("RPI Services," formerly Hutton Real Estate Services VI, Inc.), a Delaware corporation, and ConAm Property Services III, Ltd., a California limited partnership ("ConAm Services"), are the general partners (together, the "General Partners").

Commencing June 24, 1983, the Registrant began offering through E. F. Hutton & Company Inc., an affiliate of the Registrant, up to a maximum of 100,000 units of limited partnership interest (the "Units") at $500 per Unit. Investors who purchased the Units (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-79116, which Registration Statement was declared effective on June 24, 1983. The offering of Units was terminated on May 31, 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 96,490 Units for an aggregate of $48,245,000.

Narrative Description of Business

The Registrant is engaged in the business of owning and operating multifamily residential real estate properties. In addition, the Registrant is engaged in the business of investing in multifamiily residential rental properties by making equity participating loans secured by first mortgages or deeds of trust
on such properties.   Of the Registrant's gross offering proceeds, uninvested
funds totalling $5,210,460 and $7,429,730 were returned in 1985 and 1986, respectively, resulting in net offering proceeds of $35,604,810. The Registrant invested all of the proceeds available in five equity participating mortgage loans, one of which was repaid in December 1987. As of November 30, 1994, the Registrant held the following interests:

(1) On September 28, 1984, the Registrant funded an equity participating loan in the amount of $4,475,250 to Southridge Partners I, L.P. ("Southridge"), a privately offered New York limited partnership affiliated with the Registrant, in connection with the purchase by Southridge of Oaktree Village ("Oaktree"), a 160-unit apartment complex located in Jacksonville, Florida.
One of the corporate general partners of each of the Registrant and Southridge are wholly owned subsidiaries of LB I Group Inc. (formerly E.F. Hutton Group, Inc. ). LB I Group Inc. is a wholly-owned subsidiary of Lehman Brothers Inc. ("Lehman"). (See Item 10, "Certain Matters Involving Affiliates of RPI Services").

(2) On October 30, 1984, the Registrant funded an equity participating loan in the amount of $5,850,000 to Southridge, in connection with the purchase by Southridge of Chaparosa Apartments ("Chaparosa"), 170-unit apartment complex located in Irving, Texas. On January 31, 1992, the Registrant obtained legal title to Chaparosa through a deed in lieu of foreclosure. As a result, Chaparosa is now recorded as a real estate investment rather than a mortgage loan investment on the Registrant's balance sheet.

(3) On December 21, 1984, the Registrant funded an equity participating loan in the amount of $5,200,650 to Southridge, in connection with the purchase by Southridge of Park View Village ("Park View"), a 184-unit apartment complex located in Winter Park (a suburb of Orlando), Florida.

(4) On July 16, 1985, the Registrant funded an equity participating loan in the amount of $6,800,000 to Fisherman's Landing Associates, Ltd., an unaffiliated third party, in connection with the purchase of Fisherman's Landing, a 200-unit apartment complex located in Bradenton, FL. In December of 1987, the loan secured by Fisherman's Landing of Bradenton was satisfied. The underlying property was sold for $7,700,000 of which $7,329,649 was paid to the Partnership to pay principal of $6,800,000 and deferred interest of $529,649. Since the underlying property was sold for less than $8,500,000, the Partnership did not participate in any appreciation.

(5) On November 20, 1985, the Registrant funded an equity participating loan in the amount of $5,900,000 to Bryn Athyn Investors, Ltd., a Texas limited partnership unaffiliated with the Registrant, in connection with its purchase of Bryn Athyn Apartments ("Bryn Athyn"), a 172-unit apartment complex located in Raleigh, North Carolina. In July 1989, the Registrant obtained ownership of the property through a foreclosure sale. As a result, Bryn Athyn is now recorded as a real estate investment rather than a mortgage loan investment on the Registrant's balance sheet.

The terms of the loans secured by Oaktree and Park View were modified during 1993. For information pertaining to the terms of the modifications and the mortgage loans secured by the Southridge properties see Item 7 of this report and Note 4 to the Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994.

Approximately 3% of the gross proceeds of the offering were initially reserved and have been maintained as working capital to meet costs and expenses of the Registrant's operations, including ongoing administrative expenses. The General Partners believe such reserves to be reasonable, although working capital reserves may be increased or decreased from time to time in order to meet anticipated costs and expenses and potential losses. The General Partners may also at their discretion set aside a reserve for the purpose of augmenting future distributions of cash. To the extent that funds held as a working capital reserve have not been expended, the Registrant has invested such funds in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to its interests in real property are:

(1) To participate in the capital appreciation of the various properties in which it invests;

(2)	To provide quarterly cash distributions;

(3) To preserve and protect the capital appreciation of the properties in which it invests; and

(4) To provide increased cash distributions as the cash flow from the properties increases.

Distributions of income is the Registrant's objective during its operational phase, while preservation and appreciation of capital will be the Registrant's long-term objectives. Future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's investment properties are located, will be important factors to attaining the Registrant's investment objectives, especially with regard to achievement of capital appreciation.

The Registrant did not incur indebtedness in connection with the making of the loans. The loans were funded entirely out of proceeds of the offering of Units. However, the Registrant is not prohibited from incurring indebtedness for working capital purposes. In addition, in the event that the Registrant becomes the owner of a property through the foreclosure of a loan, the Registrant may subject such property to mortgage indebtedness in an amount not to exceed 80% of the then appraised value of the property. At November 30, 1994, the Partnership had no mortgage indebtedness against Bryn Athyn or Chaparosa.

Competition

The Registrant's real property investments and the properties securing the Registrant's outstanding mortgage loans are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's inception due principally to the addition of the newly constructed apartment complexes offering increased residential and recreational amenities. The investment properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners, developers and financiers in the rental and leasing of its properties and the properties securing its outstanding mortgage loans by offering competitive rental rates and, if necessary, leasing incentives. In some cases, the Registrant may compete with other partnerships affiliated with either General Partner of the Registrant.

For information with respect to market conditions in each of the areas where the Partnership's properties are located, please refer to Item 2 below.

Employees

The Registrant has no employees. Services are provided by RPI Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and The Shareholder Services Group, both unaffiliated companies. ConAm Management provides property management services with respect to the properties subject to the Southridge loans pursuant to agreements with Southridge, as the property owner. In addition, the Registrant has entered into a management agreement with ConAm Management pursuant to which ConAm Management provides property management services with respect to the Bryn Athyn and Chaparosa properties. The Shareholder Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation
provides transfer agent services.   See Item 13 of this report and Note 6 to
the Consolidated Financial Statements for a further description of the service and m anagement agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Registrant's wholly owned properties and those which secure its two remaining mortgage loans, and a discussion of current market conditions in each of the areas where the properties are located. For information on the acquisition of the Properties and terms of the mortgage loans, reference is made to Note 4 to the Financial Statements on pages F7-F9 of the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994, which is filed as an exhibit under Item 14. Appraised values of the Partnership's real estate investments are incorporated by reference to page 14 of the Partnership's Annual Report to Unitholders.


Bryn Athyn Apartments - Raleigh, North Carolina
This 172-unit apartment community is situated north of downtown Raleigh in a suburban location composed primarily of townhouses and single family homes. Raleigh continues to experience above average population and job growth, fueling healthy multifamily market conditions. A local survey reports average occupancy of over 98% and 1994 average annual rent increases of 7% in Bryn Athyn's northern Raleigh submarket as of September 1994. Construction of new units has increased over the past year, with 332 new units completed from September 1993 to September 1994, and one new complex with 252 units under construction in Bryn Athyn's north submarket. The area's strong growth, however, is expected to keep pace with this new supply.

Chaparosa Apartments - North Irving, Texas
Located approximately fifteen miles northwest of downtown Dallas, this 170-unit apartment complex is situated in the Las Colinas area of Irving. The local apartment market, although competitive, evidenced improvement during 1994 and many complexes in the area, including Chaparosa, were able to increase rental rates during the year, despite the lease-up of several recently constructed properties. The Las Colinas submarket reported average occupancy of 96% as of the third quarter of 1994, up from 93% in 1993, and area apartment complexes averaged rental rate increases of 2% during 1994. Only 40 new units were constructed during 1994; however, two projects are nearing completion which will add 763 units to the market, and several other complexes are in the planning stages. Absorption in this attractive area remains the highest among Dallas submarkets and is likely to temper the increased competition from this new supply.

Oaktree Village -  Jacksonville, Florida
This 160-unit apartment complex is situated in southeast Jacksonville, approximately 8 miles from the central business district, in the Baymeadows/Deerwood community. Significant prior period overbuilding has left the Baymeadows/Deerwood area highly competitive for rental properties.
Although market conditions have improved steadily over the past two years, many complexes continue to offer rental concessions to attract tenants. A survey of the Baymeadows/Deerwood submarket indicated average occupancy of area apartments has climbed to 93% as of the second quarter of 1994, and average rental rates had increased approximately 5% from a year earlier. Although average occupancy is rising in the Jacksonville area, the market is in a recovery stage which is steady albeit slow. New construction, however, has remained limited, with no new permits issued in 1992 or 1993, and only 370 units permitted in 1994.

Park View Village - Winter Park, Florida
This 184-unit apartment complex is located in metropolitan Orlando,
approximately 10 miles northeast of the central business district.   The
Orlando area has experienced modest growth in apartment demand during 1994 and new construction has remained limited. While the overall outlook for the Orlando area is generally considered positive, the area's apartment market continues to recover from the recent recession and prior period overbuilding. A market sampling of the property's submarket conducted at September 30, 1994 showed average occupancy of 91% as of September 30, 1994, and a 1% increase in rental rates from a year earlier. The decrease in the appraised value of Park View from 1993 to 1994 reflects these competitive conditions as well as road construction at the entrance to the property which has impacted the Partnership's ability to market the rental units.


Item 3.  Legal Proceedings

The General Partners are pursuing a settlement agreement with the manufacturers of the polybutelene (a type of plastic) water pipes used in the construction of the Bryn Athyn property. These pipes have been determined to be defective and have the potential to leak at the connections. The General Partners anticipate reaching a settlement in the first half of 1995. Any repair costs associated with the plumbing defects not covered by the pending settlement are not expected to have a material impact on the Partnership's operating results.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

As of November 30, 1994, the number of Unitholders of record was 5,733.

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of adjusted cash from operations are made quarterly approximately 45 days after the close of each fiscal quarter. The Partnership has paid quarterly cash distributions since the initial closing of the offering in February 1984. Following is a full accounting of cash distributions paid to the Limited Partners during the past two years.

Cash Distributions
Per Limited Partnership Unit
                             Years Ended November 30,
                           1994                    1993
                           ----                    ----
1st Quarter...           $ 4.00                  $ 2.50
2nd Quarter...		   4.00			   2.50
3rd Quarter...             5.00                    2.50
4th Quarter...		   5.00			   2.50
                          -----                   -----
TOTALS                   $18.00                  $10.00

Distributions to the Limited Partners with respect to fiscal 1993 and 1994 operations were made primarily from interest income generated from the Southridge loans and rental income from Bryn Athyn and Chaparosa. The General Partners review the level and timing of cash distributions on a quarterly basis, taking into consideration anticipated funding needs for ongoing improvements required at the Chaparosa property and contingencies.


Item 6.  Selected Financial Data

(Dollars in thousands, except per Unit data)

                                        Periods Ended November 30,

                                   1994    1993    1992    1991    1990
                                   ----    ----    ----    ----    ----
Total Income                    $ 3,230 $ 3,272 $ 3,566 $ 3,393 $ 3,348

Net Income                          452   1,157   1,458   2,306   2,078

Net Cash Provided by
Operating Activities              1,733   1,768   1,971   1,613   2,141

Total Assets
at Year End                      22,650  23,813  23,603  23,365  23,135

Net Income per
Limited Partnership Unit
(96,490 units)                     4.30   11.45   14.54   20.48   17.79

Distributions per
Limited Partnership Unit
(96,490 units)                    18.00   10.00   10.00   20.00   20.00


The above Selected Financial Data should be read in conjunction with Item 7 and
Item 8 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1994, the Partnership had cash and cash equivalents of $2,131,720 which were invested in unaffiliated money market funds, compared with $2,373,818 at November 30, 1993. The decrease of $242,098 from November 30, 1993 can be attributed to cash used to fund capital improvements and cash distributions exceeding net cash provided by operating activities.

Since early in 1992, Southridge had been seeking modifications of the mortgage loans secured by Oaktree Village and Park View Village. During the fourth quarter of 1993, the loan modifications were executed, retroactively effective on March 1, 1993. Pursuant to the terms of the modification, Southridge agreed to pay the Partnership a fee of $193,518, which is equal to 2% of the original loan amounts. Half of the fee, $96,759, was paid at the closing of the modification and the other half will be due upon sale or refinancing of the properties to the extent that there are net sales proceeds available. The modifications contain the following provisions: (1) the maturity dates of the loans secured by Oaktree Village and Park View Village are extended by three years to September 30, 1997 and December 31, 1997, respectively; (2) the stated interest rate of the loans is reduced from 12% to 8.5% and (3) interest ceases to accrue on deferred interest accrued to date. For additional discus sion on the modifications, see Note 4 to the Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994.

Significant capital improvements were necessary at Chaparosa to address original construction defects. In the second quarter of fiscal 1993, the General Partners began the project to repair the stairways, foundation and roof. The project was substantially completed at the close of the first quarter of 1994, and placed in service as of March 1, 1994 at a total cost of $950,870, of which $400,803 was paid in fiscal 1994. Such costs were funded from: (i) approximately $800,000 received by the Partnership as its share of the construction litigation proceeds from Southridge and (ii) approximately $151,000 from Partnership cash reserves.

The General Partners declared a cash distribution of $5.00 per Unit for the quarter ended November 30, 1994 which was paid to investors on January 17, 1995. A portion of this distribution was funded from Partnership cash reserves and reflects the General Partner's decision to gradually release excess cash reserves in consideration of the completion of the Chaparosa construction. The level of future distributions will be reviewed and determined on a quarterly basis.

Results of Operations

1994 versus 1993

Partnership operations for the year ended November 30, 1994 generated net income of $452,116 compared with net income of $1,156,690 for fiscal 1993. The decrease is primarily attributable to a reduction in mortgage interest, higher operating costs and an increased provision for losses, discussed below.

Rental income totaled $2,294,509 for the year ended November 30, 1994 compared with $2,119,923 for fiscal 1993. This increase is mainly attributable to higher rental rates at both of the Partnership's wholly-owned properties. Mortgage interest income totaled $822,452 for the year ended November 30, 1994 compared with $1,051,902 for fiscal 1993. The decrease is due to the restructuring of the Partnership's mortgage loans secured by Oaktree Village and Park View Village which resulted in a lower interest rate.

Total expenses for the year ended November 30, 1994 were $2,777,424 compared with $2,114,810 for fiscal 1993. The provision for losses was $937,593 for the year ended November 30, 1994 compared with $411,769 for the year ended November 30, 1993. The provision for losses relates to the difference between the carrying amount of the Partnership's loans, including deferred interest receivable, and the fair market value of the properties, as determined by an independent appraisal conducted in November 1994. The higher provision in 1994 is due to a decrease in appraised value of both Oaktree Village and Park View Village. The decrease in the appraised values reflects competitive conditions in Orlando and Jacksonville, and for Park View Village, ongoing road construction at the entrance to the property which has impacted the Partnership's ability to market the rental units. The loans remain current, and the provision does not impede full collectability of the loan payments.

Property operating expenses totaled $1,314,991 for the year ended November 30, 1994 compared with $1,181,083 for fiscal 1993. The increase is primarily due to expenses incurred at the Chaparosa property to repair breaks in the property's sewer lines. In addition, the Bryn Athyn property incurred additional plumbing expenses in 1994 as a result of the leaking plastic water pipes, discussed in "Liquidity and Capital Resources." The increase can also be attributed to routine repairs and maintenance expenditures for carpet and flooring replacement, pool repairs and landscaping at both of the Partnership's wholly-owned properties.

General and administrative expenses totaled $134,569 for the year ended November 30, 1994, compared with $153,804 in fiscal 1993. The decrease is primarily attributable to reductions in Partnership out of pocket expenses and professional fees.

1993 versus 1992

Partnership operations for the year ended November 30, 1993 generated net income of $1,156,690, compared with net income of $1,457,990 for fiscal 1992. The decrease in net income is attributable primarily to lower mortgage interest income associated with the restructuring of the Southridge loans. This decrease was offset partially by increased rental income and a reduction in the provision for losses.

Rental income totaled $2,119,923 for the year ended November 30, 1993, compared with $1,929,615 in fiscal 1992. The increase is mainly attributable to the acquisition of the Chaparosa Apartments on January 31, 1992 and the recording of two additional months of income at the property in fiscal 1993 as compared with fiscal 1992. Mortgage interest income decreased to $1,051,902 for the year ended November 30, 1993 from $1,545,019 for fiscal 1992 due primarily to the restructuring of the Southridge loans.

Total expenses for the year ended November 30, 1993 were $2,114,810, largely unchanged from $2,107,840 for the year ended November 30, 1992. For the year ended November 30, 1993, the provision for losses was $411,769, compared with $554,163 in fiscal 1992. See "Results of Operations, 1994 versus 1993" and
Note 5 to the Consolidated Financial Statements for further discussion of such provision.

Property operating expenses increased to $1,181,083 for the year ended November 30, 1993 from $1,005,292 for the year ended November 30, 1992. The increase in property operating expenses is primarily a result of the acquisition of the Chaparosa property on January 31, 1992 and the recording of two additional months of expenses at the property in fiscal 1993. In addition, the Partnership incurred increased repairs and maintenance expenses relating to the Chaparosa property. These increases represent routine expenses deemed non-capital expenditures including repairs to air conditioning units, extermination services, carpet replacements, and plumbing repairs. All expenditures incurred in conjunction with the improvements at the property were capitalized.

General and administrative expenses totaled $153,804 for the year ended November 30, 1993, compared with $179,695 in fiscal 1992. The decrease in fiscal 1993 is primarily attributable to a reduction in legal fees and construction consulting fees which were higher in fiscal 1992 as a result of the acquisition of the Chaparosa Apartments. In addition, the Partnership incurred lower printing and postage expenses in fiscal 1993.

For the years ended November 30, 1994, 1993 and 1992, average occupancy levels at the Partnership's two properties and at the properties securing the Partnership's equity participating loans were as follows:

Real Estate Investments         1994    1993    1992
                                ----    ----    ----
Bryn Athyn Apartments           97%     96%     96%
Chaparosa Apartments            95%     95%     93%

Mortgage Loan Investments:

Oaktree Village                 95%     95%     96%
Park View Village               95%     93%     95%


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to page 4-14 of the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994, which is filed as an exhibit under Item 14, and pages F-1 through F-3 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers or directors. RPI Services and ConAm Services, the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

RPI Services

RPI Services (formerly Hutton Real Estate Services VI, Inc.) is a Delaware Corporation formed on August 2, 1982, as a wholly-owned subsidiary of LB I
Group Inc. (formerly E.F. Hutton Group Inc.).   LB I Group Inc. is now a
wholly-owned subsidiary of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates of RPI Services" for a description of Hutton's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which resulted in a change in the general partner's name.

Certain officers and directors of RPI Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure. The names and ages of, as well as the positions held by, the directors and executive officers of RPI Services who perform policy making functions for the Partnership are set forth below. There are no family relationships between any executive officers or directors.

        Name                    Age     Office
        ----                    ---     ------
        Paul L. Abbott          49      Director, President, Chief
                                        Executive Officer and Chief
                                        Financial Officer
	Janet  M. Hoynes	30	Vice President
        Kate Hobson             28      Vice President

Paul L. Abbott is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Janet M. Hoynes is a Vice President at Lehman Brothers in the Diversified Asset Group and is responsible for asset management of residential real estate.
Prior to joining Shearson in July 1989, she was employed as an analyst in a public real estate investment trust based in California. Ms. Hoynes received a B.A. in Economics from the State University of New York at Stony Brook in 1986.

Kate Hobson is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on August 30, 1982. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and ages of, as well as the positions held by, the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

        Name                    Age     Office
        ----                    ---     ------
	Daniel J. Epstein	55	President and Director
        Nancie Larimore         55      Secretary/Treasurer and Director
        E. Scott Dupree         44      Vice President
	Robert J. Svatos	36	Vice President
        Ralph W. Tilley         40      Vice President

Daniel J. Epstein has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

Nancie Larimore has been employed by ConAm Management or its affiliates since 1976 and has been a Vice President of ConAm Management (or its predecessor firm) and the Secretary/Treasurer and a Director of ConAm Development since their inception. Ms. Larimore's responsibilities include leasing, consumer relations, advertising and promotion. From 1972 to 1975, she held a similar position with American Housing Guild. From 1969 to 1972, she was Director of Property Management for Larwin Group, Inc. Ms. Larimore is a graduate of the University of California at Los Angeles, and holds a Master's of Business Administration degree from the University of California at Los Angeles.

E. Scott Dupree is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos is a Vice President and has been the Chief Accounting Officer of ConAm Management since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

Certain Matters Involving Affiliates of RPI Services

On January 13, 1988, SLBP Acquisition Corp. (the "Purchaser"), a wholly-owned subsidiary of Shearson Lehman Brothers Holding Inc., acquired 29,610,000 shares of stock of the Hutton Group pursuant to a cash tender offer commenced on December 7, 1987. On January 21, 1988, the Purchaser assigned its right to purchase the shares so accepted to Shearson. Shearson purchased the 29,610,000 shares which constituted approximately 90% of the outstanding shares of the Hutton Group. Shearson subsequently acquired the remaining shares of the Hutton Group. Thus, the Hutton Group became a wholly-owned subsidiary of Shearson.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney. Subsequent to the sale, Shearson changed its name to "Lehman Brothers Inc". The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Real Estate Services VI, Inc. general partner changed its name to "RPI Real Estate Services, Inc.," and the Hutton Group changed its name to "LB I Group Inc." to delete any reference to "Hutton."


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of January 31, 1995, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners nor any of their directors or executive officers owns any Units.


Item 13.  Certain Relationships and Related Transactions

RPI Services and ConAm Services each received $45,706 as its allocable share of Net Cash from Operations with respect to the fiscal year ended November 30, 1994, pursuant to the Certificate and Agreement of Limited Partnership of Registrant. Pursuant to the Certificate and Agreement of Limited Partnership of Registrant, for the fiscal year ended November 30, 1994, $37,087 of the Registrant's income was allocated to the General Partners ($24,725 to RPI Services and $12,362 to ConAm Services). For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 76 through 78 of the Prospectus of the Registrant dated June 24, 1983 (the "Prospectus"), contained in Amendment No. 3 to Registrant's Registration Statement No. 2-79116, under the section captioned "Profit and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day to day management of the Bryn Athyn Apartments and Chaparosa Apartments. The services include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. For such services, ConAm Management is entitled to receive a property management fee as described on page 33 of the Prospectus under the caption, "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated herein by reference to Note 6 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994.

Southridge Partners I, the owner of Oaktree and Park View has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day to day management of the Southridge properties subject to the Southridge loans and, prior to January 31, 1992, the Chaparosa loan. For such services, during the twelve months ended November 30, 1994, ConAm Management earned property management fees aggregating $103,179, from Southridge.

Pursuant to Section 11(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partners and affiliates may be reimbursed by the Registrant for certain of their costs as described on page 14 of the Prospectus, which description is incorporated herein by reference thereto. The Shareholder Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. A summary of amounts paid to the General Partners or their affiliates during the past three fiscal years is incorporated by reference to Note 6 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1)  Financial Statements:                                    Page
                                                                 ----
	Balance Sheets - November 30, 1994 and 1993 		  (1)
        Statements of Operations - For the years ended
            November 30, 1994, 1993 and 1992                      (1)
        Statements of Partners' Capital - For the years
            ended November 30, 1994, 1993 and 1992                (1)
        Statements of Cash Flows - For the years ended
            November 30, 1994, 1993 and 1992                      (1)
        Notes to Financial Statements                             (1)
        Report of Independent Accountants                         (1)

(a)(2)	Financial Statement Schedules:

        Schedule XI - Real Estate and Accumulated Depreciation    F-1
        Schedule XII - Mortgage Loans on Real Estate              F-2
        Report of Independent Accountants                         F-3


        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994, filed as an exhibit under Item 14.


(a)(3)	Exhibits


         (4)(A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated June 24, 1983, contained in Amendment No. 3 to Registration Statement No. 2-79116 of Registrant filed June 21, 1983).

            (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 2-79116 of Registrant filed June 13,
            1983).

        (10)(A) Loan Documents (Loan Commitment; Promissory Note; and Mortgage, Assignment of Rents and Security Agreement) relating to Oaktree Village, between the Registrant and Southridge Partners I, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(A) to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1984 (the "1984 Annual Report")).

            (B) Loan Documents (Loan Commitment; Promissory Note; and Deed of Trust, Assignment of Rents and Security Agreement) relating to Chaparosa Apartments, between the Registrant and Southridge Partners I, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(B) to the 1984 Annual Report).

            (C) Loan Documents (Loan Commitment; Promissory Note; and Mortgage, Assignment of Rents and Security Agreement) relating to Park View Village (formerly Park View Estates), between the Registrant and Southridge Partners I, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit(10)(C) to the 1984 Annual Report).

            (D) Conveyance Documents relating to Chaparosa Apartments dated January 31, 1992 (included as, and incorporated herein by reference to, Exhibit (10)(F) to the Registrant's Annual Report on Form 10-K filed on February 27, 1992 for the fiscal year ended November 30,
            1991).

            (E) Property Management Agreement between Hutton/ConAm Realty Pension Investors and Con Am Management Corporation for the Bryn Athyn property (included as, and incorporated herein by reference to, Exhibit 10-E to the Registrant's 1993 Annual Report on Form 10-K filed on February 28, 1994).

            (F) Property Management Agreement between Hutton/ConAm Realty Pension Investors and Con Am Management Corporation for the Chaparosa property (included as, and incorporated herein by reference, to Exhibit 10-F to the Registrant's 1993 Annual Report on Form 10-K filed on February 28, 1994).

            (G) Note and Modification Agreement between Southridge Partners I and Hutton/ConAm Realty Pension Investors dated November 23, 1993 for Park View Village (included as, and incorporated herein by reference to, Exhibit 10-G to the Registrant's 1993 Annual Report on Form 10-K filed on February 28, 1994).

            (H) Note and Modification Agreement between Southridge Partners I and Hutton/ConAm Realty Pension Investors dated November 23, 1993 for Oaktree Village (included as, and incorporated herein by reference to, Exhibit 10-H to the Registrant's 1993 Annual Report on Form 10-K filed on February 28, 1994).

        (13) Annual Report to Unitholders for the fiscal year ended November 30, 1994.

        (99) Portions of the Prospectus of the Registrant dated June 24, 1983 (included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's 1987 Annual Report on Form 10-K for the fiscal year ended November 30, 1987).

        (b)(3) Reports on Form 8-K

                No reports on Form 8-K were filed in the fourth quarter of fiscal 1994.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 27, 1995
                            HUTTON/CONAM REALTY PENSION INVESTORS

                  BY:             RPI Real Estate Services, Inc.
                                         General Partner

                                     BY: /S/  Paul L. Abbott
                                         --------------------
                                         Director, President,
                                         Chief Executive Officer
                                         and Chief Financial Officer

                  BY:             ConAm Property Services III, Ltd.
                                         General Partner


                  BY:             Continental American Development, Inc.
                                         General Partner

                                  BY: /S/  Daniel J. Epstein
                                      ----------------------
                                      President, Director and
                                      Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                                     RPI REAL ESTATE SERVICES, INC.
                                           A General Partner


Date: February 27, 1995
                                      BY: /S/  Paul J. Abbott
                                      -----------------------
                                      Director, President,
                                      Chief Executive Officer
                                      and Chief Financial Officer

Date: February 27, 1995               BY: /S/  Janet Hoynes
                                      ----------------------
                                      Vice President


Date: February 27, 1995               BY: /S/  Kate Hobson
                                      --------------------
                                      Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                              CONAM PROPERTY SERVICES III, LTD.
                                       A General Partner

                      By:     Continental American Development, Inc.
                                        General Partner


Date: February 27, 1995         BY: /S/  Daniel J. Epstein
                                --------------------------
                                Director, President and
                                Principal Executive Officer


Date: February 27, 1995         BY: /S/  Nancie Larimore
                                ------------------------
                                Secretary/Treasurer
                                and Director


Date: February 27, 1995         BY: /S/  E. Scott Dupree
                                ------------------------
                                Vice President


Date: February 27, 1995         BY: /S/  Robert J. Svatos
                                -------------------------
                                Vice President


Date: February 27, 1995         BY: /S/  Ralph W, Tilley
                                ------------------------
                                Vice President




                                     Exhibit 13


            Hutton/ConAm Realty Pension Investors 1995 Annual Report


            Hutton/ConAm Realty Pension Investors is a New York limited partnership formed in 1984 to invest in multifamily housing properties through equity participating loans secured by first mortgages or deeds of trust. The Partnership's investment portfolio currently consists of two mortgage loans secured by apartment properties in Florida and two apartment complexes located in North Carolina and Texas, which were acquired by the Partnership in 1989 and 1992, respectively.

                                                              Average Occupancy
            Property                Location                       1994    1993
            ___________________________________________________________________
            Bryn Athyn Apartments   Raleigh, North Carolina         97%     96%
            Chaparosa Apartments    Irving, Texas                   95%     95%
            Oaktree Village*        Jacksonville, Florida           95%     95%
            Park View Village*      Winter Park, Florida            95%     93%
            ___________________________________________________________________
            *The Partnership owns a mortgage interest in these properties.


            Administrative Inquires             Performance Inquires/Form 10-Ks
            Address Changes/Transfers           The Shareholder Services Group
            Service Data Corporation            P.O. Box 1527
            2424 South 130th Circle             Boston, Massachusetts 02104-1527
            Omaha, Nebraska 68144               Attn:  Financial Communications
            (800) 223-3464                      (800) 223-3464



	   Contents

	1	Message to Investors
	3	Performance Summary
	4	Consolidated Financial Statements
	6	Notes to Consolidated Financial Statements
	12	Report of Independent Accountants
        13      Net Asset Valuation



Presented for your review is the 1994 Annual Report for Hutton/ConAm Realty Pension Investors. In this report, we review Partnership operations and market conditions affecting the Partnership's two wholly-owned properties (Bryn Athyn Apartments and Chaparosa Apartments) and those collateralizing its two mortgage loans (Oaktree Village and Park View Village).

Cash Distributions
- ------------------
The Partnership paid cash distributions totaling $18 per Unit for the year ended November 30, 1994, including the 1994 fourth quarter distribution of $5.00 per Unit, which was credited to your brokerage account or sent directly to you on January 17, 1995. Since inception, the Partnership has paid distributions totalling $460.68 per original $500 Unit, including $206 per Unit in return of capital payments. The General Partners anticipate that distributions will continue throughout fiscal 1995 and will be based on cash flow generated by the Partnership. The level of future distributions will be evaluated on a quarterly basis.

Operations Overview
- -------------------
The past year witnessed a solid recovery of multifamily housing in most regions of the country. The improving economy and limited new construction in most areas have boosted occupancy levels and rental rates, while rising mortgage rates have curtailed renters from purchasing condominiums and single family homes. These favorable conditions are especially prevalent in the sunbelt states, which continue to benefit from long-term population growth.

Operating results at the Partnership's two wholly-owned properties reflect these strengthening market conditions. Bryn Athyn, located in Raleigh, North Carolina, maintained an average occupancy rate of 97% and exhibited a 10.2% increase in rental income from fiscal 1993. Apartment vacancy in the Raleigh-Durham area remains low and Bryn Athyn, like other area complexes, has discontinued the use of rental concessions and instituted rent increases on many units. Maintenance at the property included repair work to the polybutelene (plastic) water pipes. As previously reported, the Partnership is pursuing a settlement agreement with the manufacturers of the defective pipes, and it is anticipated that a settlement will be reached shortly. Replacement of the pipes with a copper system is expected to be completed by midyear and will initially be funded from Partnership cash reserves. These expenses are not expected to have a material impact on the Partnership's operating results.

The Partnership's second wholly-owned property, Chaparosa Apartments, located in Irving, Texas, reported an average occupancy rate of 95% during fiscal 1994. The local apartment market, although competitive, evidenced steady improvement and many area complexes, including Chaparosa, were able to increase rental rates during the year, despite the lease-up of recently constructed properties. Structural repairs related to original construction defects at the property were completed during the 1994 first quarter. Following the completion of these repairs, rates were raised on previously discounted apartments which contributed to a 6.3% increase in rental income. Other capital improvements included the repair of sewer lines and exterior painting.

The two properties which secure the Partnership's mortgage loans, Oaktree Village in Jacksonville, Florida and Park View Village in Winter Park, Florida, also registered stable operating results in 1994. Both maintained an average occupancy rate of 95% and were able to eliminate the use of rental concessions. The loan modifications which were completed in 1993 have enabled the borrower to contiue operating the properties and complete select capital improvements. However, both properties will require additional capital improvements to further enhance their competitive position in their respective markets.

Summary
- -------
Strengthening market conditions and the improved performance of the Partnership's wholly-owned properties bode well for the future. Both properties achieved higher operating cash flow and are located in strong markets that have favorable growth prospects. In the coming year, the General Partners will continue to evaluate these improving market conditions, implementing rate increases as conditions permit and making necessary capital improvements to keep the properties competitive with local apartment complexes. We will keep you updated on the status of the Partnership's wholly-owned properties and mortgage loan investments in future reports.

Very truly yours,



/S/ Paul L. Abbott                      /S/ Daniel J. Epstein
President                               President
RPI Real Estate Services, Inc.          Continental American Development, Inc.
                                        General Partner of ConAm Property
                                        Services III, Ltd.

February 24, 1995


Financial Highlights
- --------------------
                                        1994            1993
_____________________________________________________________
Rental income                     $ 2,294,509     $ 2,119,923
Mortgage interest                     822,452       1,051,902
Property operating expenses         1,314,991       1,181,083
Provision for losses                  937,593         411,769
Net income                            452,116       1,156,690
_____________________________________________________________

* Rental income at the Partnership's two wholly-owned properties increased 8.2% in fiscal 1994, reflecting rent increases instituted during the past year.

* The decrease in mortgage interest is due to the restructuring of the Partnership's mortgage loans secured by Oaktree Village and Park View Village in 1993. Please see Note 4 to the Financial Statements for a discussion of the terms of the loan restructuring.

* Property operating costs increased 11.3% from fiscal 1993, primarily due to expenses incurred at Chaparosa to repair breaks in the property's sewer lines and costs associated with the defective plastic water pipes at Bryn Athyn.

* The provision for losses relates to the difference between the carrying amount of the Partnership's loans, including deferred interest receivable, and the fair market value of the properties at year end. The higher provision in fiscal 1994 is due to a decrease in the appraised value of both Oaktree Village and Park View Village. Although select capital improvements have been completed, both properties will require further improvements to enhance their competitive positions.

* The decrease in net income is primarily due to the higher provision for losses and the decrease in mortgage interest discussed above.




                                 Balance Sheets
                           November 30, 1994 and 1993

                                                          1994           1993
                                                          ----           ----
Assets

Investments in real estate:
  Properties                                   $    10,450,002   $  10,049,199
  Less- accumulated depreciation                    (1,536,168)     (1,174,141)
  Mortgage loan investments                          9,675,900       9,675,900
                                                     ---------       ---------
            Total investments in real estate        18,589,734      18,550,958

Cash and cash equivalents                            2,131,720       2,373,818
Interest receivable - deferred, net of
	accumulated provision for losses of
        $1,945,176 in 1994 and $1,007,583 in 1993    1,874,100       2,824,100
Loan placement costs, net of accumulated
	amortization of $320,609 in 1994
        and $292,365 in 1993                               -            28,244
Other assets                                            54,447          35,731
                                                     ---------       ---------
             Total Assets                       $   22,650,001   $  23,812,851
                                                    ==========      ==========

Liabilities and Partners' Capital

Liabilities:
  Distribution payable                          $      507,842   $     253,921
  Accounts payable and accrued expenses                228,662         231,093
  Due to general partners and affiliates                25,675          24,338
  Deferred income - loan origination fees                   -           25,670
  Deferred income - loan modification fees              60,842          81,366
  Security deposits                                     59,870          53,237
                                                       -------         -------
              Total Liabilities                        882,891         669,625
                                                       -------         -------
Partners' Capital:
  General Partners                                     305,145         359,470
  Limited Partners                                  21,461,965      22,783,756
                                                    ----------      ----------
              Total Partners' Capital               21,767,110      23,143,226
                                                    ----------      ----------
         Total Liabilities and Partners' Capital $  22,650,001  $   23,812,851
                                                    ==========      ==========


                        Statements of Partners' Capital
              For the years ended November 30, 1994, 1993 and 1992

                                        General         Limited         Total
                                       Partners'       Partners'     Partners'
                                        Capital         Capital       Capital
                                        -------         -------       -------
Balance at December 1, 1991        $    353,637   $  22,206,277   $ 22,559,914
Net income                               55,207       1,402,783      1,457,990
Cash distributions                      (50,784)       (964,900)    (1,015,684)
                                         ------       ---------      ---------
Balance at November 30, 1992            358,060      22,644,160     23,002,220
Net income                               52,194       1,104,496      1,156,690
Cash distributions                      (50,784)       (964,900)    (1,015,684)
                                         ------       ---------     ----------
Balance at November 30, 1993            359,470      22,783,756     23,143,226
Net income                               37,087         415,029        452,116
Cash distributions                      (91,412)     (1,736,820)    (1,828,232)
                                         ------       ---------     ----------
Balance at November 30, 1994        $   305,145   $  21,461,965   $ 21,767,110
                                        =======      ==========     ==========

See accompanying notes to the financial statements.

                            Statements of Operations
              For the years ended November 30, 1994, 1993 and 1992

                                                1994          1993         1992
                                                ----          ----         ----
Income

Rental                                   $ 2,294,509   $ 2,119,923  $ 1,929,615
Mortgage interest                            822,452     1,051,902    1,545,019
Interest and other income                     66,385        55,254       62,168
Loan origination fees                         25,670        29,028       29,028
Loan modification fees                        20,524        15,393           -
                                           ---------     ---------    ---------
     Total Income                          3,229,540     3,271,500    3,565,830

Expenses

Property operating                         1,314,991     1,181,083    1,005,292
Provision for losses                         937,593       411,769      554,163
Depreciation and amortization                390,271       368,154      368,690
General and administrative                   134,569       153,804      179,695
                                            --------     ---------    ---------
      Total Expenses                       2,777,424     2,114,810    2,107,840
                                           ---------     ---------    ---------
        Net Income                       $   452,116   $ 1,156,690  $ 1,457,990
                                           =========     =========    =========
Net Income Allocated:

To the General Partners                  $    37,087   $    52,194  $    55,207
To the Limited Partners                      415,029     1,104,496    1,402,783
                                             -------     ---------    ---------
                                         $   452,116   $ 1,156,690  $ 1,457,990
                                             =======     =========    =========
Per limited partnership unit
   (96,490 outstanding)                        $4.30        $11.45       $14.54


See accompanying notes to the financial statements.


                            Statements of Cash Flows
              For the years ended November 30, 1994, 1993 and 1992

                                                1994          1993         1992
                                                ----          ----         ----
Cash Flows from Operating Activities:

Net income                                 $  452,116  $ 1,156,690  $ 1,457,990
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation and amortization               390,271      368,154      368,690
  Provision for losses                        937,593      411,769      554,163
  Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
      Interest receivable - current                -        18,352       67,791
      Interest receivable - deferred, net      12,407     (220,076)    (610,296)
      Other assets                            (18,716)     (35,731)      32,659
      Accounts payable and accrued expenses    (2,431)      21,362       81,296
      Due to general partners and affiliates    1,337       (7,296)      17,557
      Deferred income - loan origination fees (25,670)     (29,028)     (29,028)
      Deferred income - loan modification
        fees                                  (20,524)      81,366           -
      Security deposits                         6,633        2,231       29,970
                                              -------      -------      -------
Net cash provided by operating activities   1,733,016    1,767,793    1,970,792
                                            ---------    ---------    ---------
Cash Flows from Investing Activities:

Additions to real estate                     (400,803)    (550,067)     (69,127)
Proceeds received relating to deed in
  lieu of foreclosure, net of $41,458
  of closing costs                                 -            -       523,590
                                              -------      -------      -------
Net cash provided by (used for)
  investing activities                       (400,803)    (550,067)     454,463
                                              -------      -------      -------
Cash Flows from Financing Activities:

Distributions                              (1,574,311)  (1,015,684)  (1,269,605)
                                            ---------    ---------    ---------
Net cash used for financing activities     (1,574,311)  (1,015,684)  (1,269,605)
                                            ---------    ---------    ---------
Net increase (decrease) in cash and
  cash equivalents                           (242,098)     202,042    1,155,650
Cash and cash equivalents at
  beginning of period                       2,373,818    2,171,776    1,016,126
                                            ---------    ---------    ---------
Cash and cash equivalents at
  end of period                          $  2,131,720   $2,373,818  $ 2,171,776
                                            =========    =========    =========

Supplemental Disclosures of Non-Cash Investing Activities:

On January 31, 1992, the Partnership obtained legal title to Chaparosa through a deed in lieu of foreclosure. The Chaparosa Real Estate Investment has been recorded in the amount of $3,645,728 and reflects all final adjustments regarding its acquisition including $398,000 of litigation proceeds.

See accompanying notes to the financial statements.

                         Notes to Financial Statements
              For the years ended November 30, 1994, 1993 and 1992

1. Organization

Hutton/ConAm Realty Pension Investors (the "Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement") dated January 23, 1984, as amended on January 26, 1984. The Partnership was formed for the purpose of financing investments in certain types of residential real estate by making equity participating loans and equity convertible loans. The general partners of the Partnership are RPI Real Estate Services Inc., an affiliate of Lehman Brothers Inc. (see below), and ConAm Property Services III, Ltd., an affiliate of Continental American Properties, Ltd (the "General Partners"). The Partnership will continue until December 31, 2010 unless sooner terminated pursuant to the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to "Lehman Brothers Inc." ("Lehman Brothers"). The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 8, 1993, the Hutton Real Estate Services VI, Inc. General Partner changed its name to "RPI Real Estate Services Inc."

2. Significant Accounting Policies

Mortgage Loan Investments and Interest Receivable - The Partnership reviews, on a periodic basis, each of the loans in its portfolio. An allowance for losses is established when the carrying value of the loan, including deferred interest, exceeds fair value (see Note 5). The fair value of the Partnership's loans are determined by independent appraisals which are performed annually and include a discounting of estimated future cash flows.

Real Estate Investments - Real estate investments consist of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and troubled loans, accounted for as in-substance foreclosures. Such properties are recorded at the lower of cost or fair value. These properties are the Bryn Athyn Apartment complex located in Raleigh, North Carolina and the Chaparosa Apartment complex located in Irving, Texas.

Leases are accounted for under the operating method. Under this method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations when incurred. Leases are generally for terms of one year or less.

Depreciation is computed using the straight-line method based upon the estimated useful life of the property. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Loan Placement Costs - Costs incurred in connection with investments are recorded as assets and amortized over the applicable loan periods.

Loan Origination Fees - Loan origination fees are deferred and recognized over the applicable loan periods.

Loan Modification Fees - Loan modification fees are deferred and recognized over the applicable extended loan periods, pursuant to the terms of the loan modification (see Note 4).

Offering Costs - Costs relating to the sale of limited partnership units were deferred during the offering period and charged to the limited partners' capital accounts upon the consummation of the public offering.

Interest Income - The Partnership recognizes interest income based upon terms of the respective mortgages. The mortgages require a current pay rate and had provided for the deferral of interest through the effective date of the modification (see Note 4). The continued income recognition of deferred interest is contingent upon the fair value of the underlying property exceeding the aggregate carrying value of the mortgage and applicable deferred interest.

Income Taxes - No provision for income taxes has been made in the financial statements since income, losses and tax benefits are passed through to the individual partners.

Cash and Cash Equivalents - Cash equivalents consists of short-term highly liquid investments which have maturities of three months or less from date of issuance. Cash and cash equivalents include security deposits of $29,945 and $25,345 at November 30, 1994 and 1993, respectively, restricted under state statutes.

Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

3. The Partnership Agreement

The Partnership Agreement provides that net distributable cash, as defined, will be distributed, 95% to the limited partners and 5% to the General Partners until each limited partner has received an amount equal to a 12% non-cumulative annual return on his adjusted capital value (as defined). The balance, if any, will be distributed 90% to the limited partners and 10% to the General Partners.

Net loss and all depreciation for any fiscal year will be allocated 99% to the limited partners and 1% to the General Partners.

Net income before depreciation will be allocated as follows:

(a) To the extent that net income before depreciation does not exceed the amount of net distributable cash distributable to the partners with respect to such fiscal year, net income before depreciation shall be allocated among the partners, pro rata in accordance with the amount of net distributable cash distributable to each partner with respect to such fiscal year to the extent thereof; and

(b) To the extent that net income before depreciation exceeds the amount of net distributable cash distributable to the partners with respect to such fiscal year, such excess shall be allocated (1) first, 100% to the General Partners, pro rata, in an amount equal to the excess, if any, of the General Partners' deficits, if any, in their capital accounts, over an amount equal to 1% of the aggregate capital contributions to the Partnership as reduced by the amount of the General Partners' capital contributions, and (2) second, 99% to the limited partners and 1% to the General Partners.

For the year ended November 30, 1994, net income before depreciation did not exceed the amount of net distributable cash. Pursuant to the Partnership Agreement and as described in (a) above, net income before depreciation was allocated among the partners pro rata in accordance with the amount of net distributable cash distributable to each partner.

For the years ended November 30, 1993 and 1992, net income before depreciation exceeded net distributable cash by $477,099 and $776,639, respectively. Pursuant to the Partnership Agreement and as described in (b)(2) above, this excess was allocated 1% to the General Partners and 99% to the limited partners.

All residual proceeds will be distributed 99% to the limited partners and 1% to the General Partners until each limited partner has received an amount equal to his adjusted capital value and a 12% cumulative annual return on his adjusted capital value. The balance, if any, will be distributed 85% to the limited partners and 15% to the General Partners.

Generally, all gain from sales of investments will be allocated 99% to the limited partners and 1% to the General Partners until any negative capital account balances have been eliminated and each limited partner has received an amount equal to his adjusted capital value and an amount equal to the excess of a 12% cumulative annual return on his adjusted capital value over the amount of any net distributable cash and residual proceeds distributed to such limited partner. The balance, if any, will be allocated 85% to the limited partners and 15% to the General Partners.

4. Mortgage Loans and Investments in Real Estate

Three loans which totaled $15,525,900 were funded to an affiliate Southridge Partners I ("Southridge"), a New York limited partnership. The RPI Real Estate Services Inc. general partner in the Partnership and the GP Real Estate Services II Inc. general partner in Southridge are both wholly-owned subsidiaries of Lehman Brothers.

The first loan was funded on September 28, 1984 in the amount of $4,475,250 in connection with the purchase of Oaktree Village, a 160-unit apartment complex located in Jacksonville, Florida. The second loan was funded on October 30, 1984 in the amount of $5,850,000 in connection with the purchase of Chaparosa Apartments, a 170-unit apartment complex located in Irving, Texas. The third loan was funded on December 21, 1984 in the amount of $5,200,650 in connection with the purchase of Park View Village, a 184-unit apartment complex located in Winter Park, Florida.

Originally, each loan was evidenced by a promissory note bearing interest at a stated rate of 14% per annum collateralized by a first mortgage or trust deed on the property, due at the earlier of (i) 10 years from the date of funding or
(ii) sale of the property. Each of the loans was payable in fixed monthly installments of interest only at the rate of 11% per annum with the differential of 3% paid monthly out of net cash flow, if available. Any differential interest not paid monthly was to itself bear interest at the rate of 14%, compounded semi-annually and became due together with the outstanding principal upon maturity of the loan. In addition to stated interest, the Partnership would receive contingent interest on each of the Southridge loans equal to 25% of net cash flow, payable quarterly, and 30% of any appreciation in value upon the sale of the project.

During the first quarter of the fiscal year ended November 30, 1988, the General Partners accepted a request for modification of each of the Southridge loans submitted by the borrower. Effective April 1, 1988, stated interest was lowered from 14% to 12% and current interest was lowered from 11% to 8.5%. The additional interest of 3.5% was payable monthly from any excess cash flow calculated on a monthly basis. To the extent that stated interest exceeded monthly installments, such amounts were deferred until the maturity of the principal and accrued interest at 12% compounded semi-annually. As consideration for reducing the stated and current interest, final additional interest, as defined, was increased from 30% to 35% of appreciation in value, as defined, upon the sale of the project. All other terms and conditions remained as originally stated.

During the second quarter of the fiscal year ended November 30, 1993, the General Partners agreed to modify the two remaining mortgage loans with Southridge retroactive to March 1, 1993. The terms of the modification provided for a three-year extension of the maturity dates through September 30, 1997 and December 31, 1997 for Oaktree Village and Park View Village, respectively. The stated interest rate on the loans was reduced to 8.5%, with excess cash flow generated by the properties on a monthly basis through 1993 to be applied first to accrued and unpaid interest and then to principal. Beginning in 1994, excess cash flow is calculated on an annual basis. In addition, interest ceased to accrue on the cumulative deferred interest. In consideration the Partnership earned a loan modification fee equal to 2% of the original loan balance. One half of the fee, $96,759 was paid at the closing, and the other half will be due upon either the sale or refinancing of the properties to the extent there are net proceeds available after repayment of the outstanding debt balance and selling costs.

As of November 30, 1994, the Partnership has recorded the Oaktree and Park View mortgage loan investments at their fair values of approximately $5,150,000 and $6,400,000, respectively (see Note 5).

With respect to the Chaparosa mortgage loan, in November 1990, Southridge settled their litigation with the developer, general contractor and other parties associated with the project with respect to original construction defects covered under the Purchase and Development Agreement. Pursuant to the settlement agreement, the defendants were required to pay Southridge three installments aggregating $1,566,000. The first and second installments were received in November 1990 and 1991 in the amounts of $750,000 and $408,000, respectively. The final installment was received in the amount of $398,000 in 1992. The Partnership was assigned $398,000 of these proceeds from the litigation settlement as part of a deed in lieu of foreclosure transaction.

As of November 30, 1991, the Partnership reclassified its Chaparosa loan investment into an in-substance real estate investment, at its book value of approximately $4,169,017. On January 31, 1992, the Partnership obtained legal title to Chaparosa through a deed in lieu of foreclosure. As of such date, the Chaparosa real estate investment has been recorded in the amount of $3,645,728 and reflects all final adjustments regarding its acquisition including $398,000 of litigation proceeds, as mentioned above. The General Partners intend to hold Chaparosa as a real estate investment and continue its operations as a residential apartment complex. There was no interruption in either management or rental activity at Chaparosa as a result of its acquisition by the Partnership.

In connection with the three investments in equity participating first mortgage loans, the Partnership earned loan origination fees of $465,777, representing 3% of the principal amounts loaned to Southridge. The Partnership incurred loan placement costs of $504,185 of which $465,777 was paid to the General Partners for loan placement fees.

Summarized financial information pertaining to the Partnership's Mortgage Loan Investments in Oaktree Village and Park View Village for the calendar years ended December 31, 1994 and 1993 is as follows:


                                                1994            1993
                                                ----            ----
Operating property, net of
accumulated depreciation                   $ 9,355,109    $ 9,879,914

Total assets                                10,978,219     10,484,954

Total liabilities                           15,483,968     15,494,536

Rental income                                2,055,133      1,987,070

Net loss                                      (704,253)      (880,423)


Minimum debt service payments on the Partnership's loans have been paid entirely from cash flow from property operations as of November 30, 1994.

The General Partners are pursuing a settlement agreement with the manufacturers of the plastic water pipes used in the construction of the Bryn Athyn property. These pipes have been determined to be defective and have the potential to leak at the connections. The General Partners anticipate reaching a settlement in the first quarter of 1995. Any repair costs associated with the plumbing defects not covered by the pending settlement are not expected to have a material impact on the Partnership's operating results.


5. Interest Receivable and Provision for Loss

The Partnership has provided for potential losses of $937,593, $411,769 and $554,163 as of November 30, 1994, 1993 and 1992, respectively, relating to the collection of principal and deferred interest with respect to the Oaktree Village and Park View Village loans. The above provisions were based on the fair value of the underlying properties as determined by independent appraisals.

The following summarizes the provision for losses for the fiscal years ending November 30, 1994, 1993 and 1992:

                                            1994       1993       1992
                                            ----       ----       ----
Oaktree Village:
  Provision for interest                 $544,767   $154,706   $554,163

Park View Village:
  Provision for interest                 $392,826   $257,063        -


6. Transactions with the General Partners And Affiliates

The following is a summary of fees earned and reimbursable expenses for the years ended November 30, 1994, 1993 and 1992, and the unpaid portion at November 30, 1994:

                        Unpaid at
                      November 30,                          Earned
                             1994              1994          1993        1992
                        ---------              ----          ----        ----
Reimbursement of:
 Out-of-pocket expenses   $    -            $ 1,642      $ 11,464     $  1,133
 Administrative salaries
  and expenses             15,843            34,883        34,436       39,068
 Property operating
  salaries                     -            238,610       235,897      189,735

 Property management fees   9,832           114,884       105,383       92,275
                           ------           -------       -------      -------
                          $25,675           $390,019     $387,180     $322,211
                           ======            =======      =======      =======

The above amounts have been paid and/or accrued to the General Partners and affiliates as follows:

                         Unpaid at
                       November 30,                         Earned
                              1994              1994          1993        1992
                              ----              ----          ----        ----
Lehman Brothers and
  affiliates              $  15,843        $  36,525     $  45,900    $  40,201

ConAm and affiliates          9,832          353,494       341,280      282,010
                             ------          -------       -------      -------
                          $  25,675        $ 390,019     $ 387,180    $ 322,211
                             ======          =======       =======      =======

Total mortgage interest income consists of $822,452 in 1994, $1,051,902 in 1993 and $1,545,019 in 1992 earned from mortgages to Southridge.


7. Reconciliation of Financial Statement and Tax Information
The following is a reconciliation of the net income for financial statement purposes to net income for federal income tax purposes for the years ended November 30, 1994, 1993 and 1992:

                                            1994           1993           1992
                                            ----           ----           ----
Net income per financial statements      $ 452,116    $ 1,156,690   $ 1,457,990

Depreciation deducted for tax purposes
  in (excess of) less than depreciation
  expense per financial statements          (2,816)       (11,520)        2,321

Provision for loan losses not
  deductible for tax purposes              937,593        411,769            -

Bad debt deduction for tax purposes
  previously reserved for financial
  statement purposes                            -             -         (41,651)

Loan origination fees, recognized
  when received for tax purposes           (25,670)       (44,421)      (29,028)

Loan modification fees, recognized
  when received for tax purposes           (20,524)        96,759            -

Other                                           -             -         (49,712)
                                           -------        -------       -------
        Taxable net income              $1,340,699    $ 1,609,277   $ 1,339,920
                                         =========      =========     =========

The following is a reconciliation of partners' capital for financial statement purposes to partners' capital for federal income tax purposes as of November 30, 1994, 1993 and 1992:

                                               1994          1993          1992
                                               ----          ----          ----
Partners' capital per
  financial statements                  $ 21,767,110  $ 23,143,226 $ 23,002,220

Adjustment for cumulative
  difference between tax
  basis net income
  and net income per
  financial statements                     6,995,424     6,106,841    5,654,254
                                          ----------    ----------   ----------
Partners' capital per tax return        $ 28,762,534  $ 29,250,067 $ 28,656,474
                                          ==========    ==========   ==========


8. Distributions Paid

Cash distributions, per the statements of partners' capital, are recorded on the accrual basis, which recognize specific record dates for payments within each fiscal year. The statements of cash flows recognize actual cash distributions paid during the fiscal year. The following table discloses the annual differences as presented on the financial statements:

             Distributions                                        Distributions
                   Payable     Distributions     Distributions          Payable
        Beginning of Year:          Declared              Paid     November 30:
        -----------------      -------------     -------------     -----------
1994             $253,921         $1,828,232        $1,574,311        $507,842
1993              253,921          1,015,684         1,015,684         253,921
1992              507,842          1,015,684         1,269,605         253,921


9. Supplementary Information

Maintenance and repairs, advertising costs and real estate taxes included in property operating expenses for the years ended November 30, 1994, 1993 and 1992 are as follows:

                                      1994        1993        1992
                                      ----        ----        ----
Maintenance and repairs            $516,545    $402,849    $321,138
Advertising costs                    40,665      41,571      48,140
Real estate taxes                   191,705     190,543     149,475



                       REPORT OF INDEPENDENT ACCOUNTANTS

           To the Partners of Hutton/ConAm Realty Pension Investors:

We have audited the balance sheets of Hutton/ConAm Realty Pension Investors, a New York limited partnership, as of November 30, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended November 30, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton/ConAm Realty Pension Investors, a New York limited partnership, as of November 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1994, in conformity with generally accepted accounting principles.

/S/ COOPERS & LYBRAND

Hartford, Connecticut
January 25, 1995


               Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $294 Unit
                        at November 30, 1994 (Unaudited)

                                                                Partnership's
                                                                     Share of
                                                                 November 30,
                                                               1994 Appraised
Property                     Date of Acquisition                    Value (1)
- --------                     -------------------                -------------
Bryn Athyn Apartments             07-03-89                       $  7,700,000
Chaparosa Apartments              01-31-92                          5,500,000

Mortgage Loan Investments:
Oaktree Village                                                     4,475,250
Park View Village                                                   5,200,650
                                                                    ---------
                                                                   22,875,900
                                                                   ----------
Cash and cash equivalents                                           2,131,720
Interest receivable, net of accumulated
  provision for loss                                                1,874,100
Other assets                                                           54,477
                                                                    ---------
                                                                   26,936,197
Less:
  Total liabilities net of deferred income
    on loan and modification fees of $60,842                         (822,049)
                                                                   ----------
Partnership Net Asset Value (2)                                    26,114,148
                                                                   ==========
Net Asset Value Allocated:
  Limited Partners                                                 25,853,007
  General Partners                                                    261,141
                                                                   ----------
                                                                   26,114,148
                                                                   ==========
Net Asset Value Per Unit
  (96,490 units outstanding)                                          $267.93
                                                                      =======


(1) This represents the Partnership's share of the November 30, 1994 Appraised Values which were determined by an independent property appraisal firm.

(2) The Net Asset Value assumes a hypothetical foreclosure or sale of the properties underlying the Partnership's first mortgage loan investments, and the subsequent repayment of these loans by the respective borrowers, and a hypothetical sale of the Bryn Athyn Apartments and Chaparosa Apartments based upon their values as rental properties as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash after liquidation of the Partnership's liabilities, to the Partners.

The Partnership's mortgage loan investments are valued at the outstanding mortgage loan balance (principal plus accrued interest), unless the loan balance exceeds the appraised value, in which case the loan would be valued at the appraised value. As of November 30, 1994, independent appraisals of the properties underlying the Partnership's mortgage loan investments were as follows: Oaktree Village - $5,150,000 and Park View Village - $6,400,000. The mortgage loan investments of Oaktree Village and Park View Village and interest receivable, net of accumulated provision for loss, reflect the current fair values as determined by the independent appraisal firm.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. In addition, the appraised value does not reflect the actual costs which would be incurred in selling the properties. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.



               HUTTON/CONAM REALTY PENSION INVESTORS Schedule XI
                    Real Estate and Accumulated Depreciation

                               November 30, 1994


                                                              Cost Capitalized
                                                                    Subsequent
                                  Initial Cost to Partnership   To Acquisition
                                   ---------------------------  --------------
                                                 Buildings and   Buildings and
Description         Encumbrances     Land         Improvements    Improvements
- -----------         -------------   -----        -------------   -------------

Residential Property:
Partnership Owned:

Bryn Athyn
Apartments
Raleigh, NC           $    -      $  857,669       $ 4,926,609     $   -

Chaparosa Apartments
Las Colinas, TX            -         729,145         2,916,582       1,019,997
                      ---------      -------         ---------       ---------
                      $    -      $1,586,814       $ 7,843,191     $ 2,094,981
                       ========    =========         =========       =========


                     HUTTON/CONAM REALTY PENSION INVESTORS
             Schedule XI - Real Estate and Accumulated Depreciation
                                  (continued)
                               November 30, 1994




                  Gross Amount at Which Carried at Close of Period
                  ------------------------------------------------
                                  Buildings and                   Accumulated
Description             Land       Improvements       Total       Depreciation
- -----------            -----      -------------       -----       ------------
Residential Property:
Partnership Owned

Bryn Athyn
Apartments
Raleigh, NC         $  857,669     $ 4,926,609    $  5,784,278   $  1,151,340

Chaparosa
Apartments
Las Colinas, TX        729,145       3,936,579       4,665,724        384,828
                      --------       ---------       ---------     ----------
                    $1,586,814     $ 8,863,188    $ 10,450,002   $  1,536,168
                     =========       =========      ==========      =========
                                                        (1)             (2)

                     HUTTON/CONAM REALTY PENSION INVESTORS
             Schedule XI - Real Estate and Accumulated Depreciation
                                  (continued)
                               November 30, 1994


                                                                  Life on which
                                                                   Depreciation
                                                                      in Latest
                               Date of        Date            Income Statements
Description               Construction    Acquired                  is Computed
- -----------               ------------    --------             ----------------
Residential Property:
Partnership Owned:

Bryn Athyn Apartments
Raleigh, NC                     1985      07/14/89                     (3)

Chaparosa Apartments
Las Colinas, TX                 1984      11/30/91                     (3)


(1)  Aggregate cost for Federal income tax purposes is $10,949,035.
(2) The amount of accumulated depreciation for Federal income tax purposes is $1,622,206.
(3)  Buildings and improvements - 27.5 years; personal property - 7 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:                1994            1993            1992
                                        ----            ----            ----
Beginning of year                  $ 10,049,199     $ 9,499,132    $ 9,953,595
Additions                               400,803         550,067         69,127
Basis adjustment                             -               -        (523,590)
                                     ----------       ---------      ---------
End of year                        $ 10,450,002     $10,049,199    $ 9,499,132
                                     ==========      ==========      =========
Accumulated Depreciation:

Beginning of year                  $  1,174,141     $   838,048    $   503,715
Depreciation expense                    362,027         336,093        334,333
                                      ---------       ---------      ---------
End of year                        $  1,536,168       1,174,141    $   838,048
                                      =========       =========       ========


                     HUTTON/CONAM REALTY PENSION INVESTORS
                  Schedule XII - Mortgage Loans on Real Estate

                               November 30, 1994


                                       Maturity        Periodic
Classification         Interest Rate       Date    Payment Terms   Prior Liens
- --------------         -------------   --------    -------------   -----------

Oaktree Village
(Southridge)
Residential, Florida         8.5%      09/30/97    Interest only           -

Park View Village
(Southridge)
Residential, Florida         8.5%      12/31/97    Interest only           -



                     HUTTON/CONAM REALTY PENSION INVESTORS
                  Schedule XII - Mortgage Loans on Real Estate
                                  (continued)
                               November 30, 1994


                                                           Principal Amount of
                                                              Loans Subject to
                        Face Amount     Carrying Amount   Delinquent Principal
Classification          of Mortgage         of Mortgage            or Interest
- --------------          -----------     ---------------   --------------------
Oaktree Village
(Southridge)
Residential, Florida    $ 4,475,250         $ 4,475,250       $       -

Park View Village
(Southridge)
Residential, Florida      5,200,650           5,200,650               -
                          ---------           ---------         ------------
                        $ 9,675,900         $ 9,675,900       $       -
                          =========           =========         ============

The aggregate cost for Federal income tax purposes of the mortgage loans at November 30, 1994 is $9,675,900.

Following is a reconciliation of the carrying amount of mortgage loans for the years ended November 30, 1994, 1993 and 1992:

                                             1994          1993        1992
                                             ----          ----        ----
Balance at beginning of period         $ 9,675,900   $ 9,675,900   $ 9,675,900
                                              -             -             -
                                         ---------     ---------     ---------
Balance at end of period               $ 9,675,900   $ 9,675,900   $ 9,675,900
                                         =========     =========     =========



                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the financial statements of Hutton/ConAm Realty Pension Investors, a New York limited partnership, has been incorporated by reference in this Form 10-K from the Annual Report to unitholders of Hutton/ConAm Realty Pension Investors for the year ended November 30, 1994. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

Hartford, Connecticut
January 25, 1995