Form 10-Q
period 1995-02-28
HUTTON CONAM REALTY PENSION INVESTORS
filed 1995-04-13
CIK 706120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1995

	OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-13330


                     HUTTON/CONAM REALTY PENSION INVESTORS
             (Exact name of registrant as specified in its charter)


        New York                                        11-2673854
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

3 World Financial Center, 29th Floor, New York, NY        10285
(Address of principal executive offices)                (Zip Code)

(212) 526-3237
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No


Balance Sheets

                                         February 28,         November 30,
Assets                                          1995                 1994

Investments in real estate:
     Properties                        $  10,450,002        $  10,450,002
     Less- accumulated depreciation       (1,628,836)          (1,536,168)
     Mortgage loan investments             9,675,900            9,675,900

        Total investments in
        real estate                       18,497,066           18,589,734

Cash and cash equivalents                  1,943,020            2,131,720
Interest receivable - deferred, net of
  accumulated provision for losses of
  $1,945,176 in 1995 and 1994              1,874,100            1,874,100
Other assets                                  54,447               54,447

                Total Assets           $  22,368,633        $  22,650,001


Liabilities and Partners' Capital

Liabilities:
     Distribution payable              $     507,842        $     507,842
        Accounts payable and
        accrued expenses                      81,654              228,662
        Due to general partners
        and affiliates                        25,421               25,675
        Deferred income - loan
        modification fees                     55,711               60,842
        Security deposits                     59,343               59,870

                Total Liabilities            729,971              882,891

Partners' Capital:
        General Partners                     298,723              305,145
        Limited Partners                  21,339,939           21,461,965

                Total Partners'
                Capital                   21,638,662           21,767,110

                Total Liabilities
                and Partners' Capital  $  22,368,633        $  22,650,001


Statement of Partners' Capital
For the three months ended February 28, 1995

                                     General         Limited
                                    Partners        Partners            Total

Balance at December 1, 1994      $   305,145   $  21,461,965    $ 21,767,110
Net income                            18,970         360,424         379,394
Cash distributions                   (25,392)       (482,450)       (507,842)

Balance at February 28, 1995     $   298,723   $  21,339,939    $ 21,638,662


Statements of Operations
For the three months ended February 28, 1995 and 1994

Income                                          1995                 1994

Rental                                 $     599,942         $    546,119
Mortgage interest                            205,613              205,613
Other interest                                24,926               13,900
Loan modification fees                         5,131                5,131
Loan origination fees                             --                7,257

        Total Income                         835,612              778,020

Expenses

Property operating                           329,818              348,313
Depreciation                                  92,668               92,039
General and administrative                    33,732               31,606

        Total Expenses                       456,218              471,958

                Net Income             $     379,394         $    306,062

Net Income Allocated:

To the General Partners                $      18,970         $     18,664
To the Limited Partners                      360,424              287,398

                                       $     379,394         $    306,062

Per limited partnership unit
        (96,490 outstanding)                 $  3.74              $  2.98


Statements of Cash Flows
For the three months ended February 28, 1995 and 1994

Cash Flows from Operating Activities:           1995                 1994

Net income                             $     379,394         $    306,062
Adjustments to reconcile
net income to net cash
provided by operating activities:
        Depreciation                          92,668               92,039
        Increase (decrease) in
        cash arising from changes
        in operating assets and
        liabilities:
                Other assets                      --               (5,312)
                Accounts payable and
                accrued expenses            (147,008)            (147,538)
                Due to general partners
                and affiliates                  (254)                 528
                Deferred income - loan
                origination fees                  --               (7,257)
                Deferred income - loan
                modification fees             (5,131)              (5,131)
                Security deposits               (527)               1,162

Net cash provided by operating activities    319,142              234,553

Cash Flows from Investing Activities:

Additions to real estate                          --             (297,057)

Net cash used for investing activities            --             (297,057)

Cash Flows from Financing Activities:

Distributions                               (507,842)            (253,921)

Net cash used for financing activities      (507,842)            (253,921)

Net decrease in cash and
cash equivalents                            (188,700)            (316,425)
Cash and cash equivalents
at beginning of period                     2,131,720            2,373,818

Cash and cash equivalents at
end of period                          $   1,943,020         $  2,057,393


Notes to Financial Statements

General

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1995 and the results of operations, changes in partners' capital and cash flows for the three months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

The Partnership's investment portfolio currently consists of: (1) two mortgage loans funded to Southridge Partners I ("Southridge") which are secured by two apartment properties, Park View Village and Oaktree Village; and (2) two apartment properties, Bryn Athyn Apartments and Chaparosa Apartments, which were acquired by the Partnerships on July 14, 1989 and January 31, 1992, respectively. The General Partners intend to operate the Bryn Athyn and Chaparosa properties until such time as real estate market conditions indicate favorable sales conditions.

Liquidity and Capital Resources

At February 28, 1995, the Partnership had cash and cash equivalents of $1,943,020 which were invested in unaffiliated money market funds.

The General Partners are pursuing a settlement agreement with the manufacturers of the polybutelene water pipes used in the construction of the Bryn Athyn property. These pipes have been determined to be defective and have the potential to leak at the connections. The General Partners anticipate reaching a settlement in the first half of 1995. Costs to date on the repair work have totalled $53,985. Any repair costs associated with the plumbing defects not covered by the pending settlement are not expected to have a material impact on the Partnership's operating results.

The General Partners declared a cash distribution of $5.00 per Unit for the quarter ended February 28, 1995 which will be paid to investors on or about April 18, 1995. A portion of this distribution will be funded from Partnership cash reserves and reflects the General Partner's decision to gradually release excess cash reserves in consideration of the completion of construction at the Chaparosa property. The level of future distributions will be reviewed and determined on a quarterly basis.

Results of Operations

Partnership operations for the three months ended February 28, 1995 generated net income of $379,394 compared with net income of $306,062 for the corresponding period in fiscal 1994. The increase is primarily due to higher rental and interest income and lower property operating expenses.

Rental income totaled $599,942 for the three months ended February 28, 1995 compared with $546,119 for the corresponding period in fiscal 1994. This increase is mainly attributable to increased occupancy and higher rental rates at the Chaparosa property. Interest income totaled $24,926 for the three months ended February 28, 1995 compared with $13,900 for the corresponding period in fiscal 1994. The increase is primarily due to higher interest rates earned on available cash balances.

Total expenses for the three months ended February 28, 1995 were $456,218 compared with $471,958 for the corresponding period in fiscal 1994. Property operating expenses totaled $329,818 for the three months ended February 28, 1995 compared with $348,313 for the corresponding period in fiscal 1994. The decrease is primarily due to a reduction in repairs and maintenance expense at the Chaparosa property in 1995 as a result of the completion of repairs to the property's sewer lines in 1994. The decrease at Chaparosa was partially offset by increased expenditures at the Bryn Athyn property to repair the leaking water pipes, discussed in "Liquidity and Capital Resources."

For the three months ended February 28, 1995 and 1994, average occupancy levels at the Partnership's two properties and at the properties securing the Partnership's equity participating loans were as follows:

Real Estate Investments              1995       1994

Bryn Athyn Apartments                 95%        96%
Chaparosa Apartments                  97%        90%

Mortgage Loan Investments:

Oaktree Village                       96%        96%
Park View Village                     94%        97%



                           PART II OTHER INFORMATION


Items 1-5               Not applicable

Item 6                  Exhibits and Reports on Form 8-K.

                        (a)     Exhibits - None

                        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                HUTTON/CONAM REALTY PENSION INVESTORS

                                BY:     RPI REAL ESTATE SERVICES, INC.
                                        General Partner



Date:  April 13, 1995           BY:     /s/ Paul L. Abbott
                                        Name:   Paul L. Abbott
                                        Title:  Director, President, Chief
                                                Executive Officer and Chief
                                                Financial Officer