Form 10-Q
period 1995-05-31
HUTTON CONAM REALTY PENSION INVESTORS
filed 1995-07-17
CIK 706120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1995

                                        OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-13330

                     HUTTON/CONAM REALTY PENSION INVESTORS

             (Exact name of registrant as specified in its charter)


        New York                                               11-2673854

(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

3 World Financial Center, 29th Floor, New York, NY		  10285
Attention:  Andre Anderson
(Address of principal executive offices)                        (Zip Code)

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


                          Consolidated Balance Sheets


                                                   May 31,         November 30,
Assets                                               1995                 1994

Investments in real estate:
  Properties                               $   10,450,002       $   10,450,002
  Less accumulated depreciation                (1,721,503)          (1,536,168)
  Mortgage loan investments                     9,675,900            9,675,900

    Total investments in real estate           18,404,399           18,589,734

Cash and cash equivalents                       1,911,266            2,131,720
Interest receivable - deferred, net of
  accumulated provision for losses of
  $1,945,176 in 1995 and 1994                   1,874,100            1,874,100
Other assets                                       55,917               54,447

    Total Assets                           $   22,245,682       $   22,650,001


Liabilities and Partners' Capital

Liabilities:
  Distribution payable                     $      507,842       $      507,842
  Accounts payable and accrued expenses           113,029              228,662
  Due to general partners and affiliates           25,518               25,675
  Deferred income - loan modification fees         50,579               60,842
  Security deposits                                64,766               59,870

    Total Liabilities                             761,734              882,891

Partners' Capital:
  General Partners                                298,401              305,145
  Limited Partners                             21,185,547           21,461,965

    Total Partners' Capital                    21,483,948           21,767,110

    Total Liabilities and
    Partners' Capital                      $   22,245,682       $   22,650,001



                         Statement of Partners' Capital
                     For the six months ended May 31, 1995

                                           General        Limited
                                          Partners       Partners         Total

Balance at December 1, 1994            $   305,145  $  21,461,965  $ 21,767,110
Net income                                  44,040        688,482       732,522
Cash distributions                         (50,784)      (964,900)   (1,015,684)

Balance at May 31, 1995                $   298,401  $  21,185,547  $ 21,483,948


                            Statements of Operations

                           Three months ended                Six months ended
                                May 31,                           May 31,
Income                     1995          1994               1995           1994

Rental               $  587,718   $   566,894       $  1,187,660    $ 1,113,013
Mortgage interest       205,613       205,613            411,226        411,226
Other interest           26,663        13,784             51,589         27,684
Loan origination fees         0         7,257                  0         14,514
Loan modification fees    5,131         5,131             10,262         10,262

    Total Income        825,125       798,679          1,660,737      1,576,699

Expenses

Property operating      351,841       308,890            681,659        657,203
Depreciation             92,667       100,748            185,335        192,787
General and
administrative           27,489        30,565             61,221         62,171

    Total Expenses      471,997       440,203            928,215        912,161

        Net Income   $  353,128    $  358,476       $    732,522    $   664,538

Net Income Allocated:

To the General
Partners             $   25,070    $   20,482       $     44,040    $    39,146
To the Limited
Partners                328,058       337,994            688,482        625,392

                     $  353,128    $  358,476       $    732,522    $   664,538

Per limited
partnership unit
(96,490 outstanding) $     3.40    $     3.50       $       7.14    $      6.48


                            Statements of Cash Flows
                 For the six months ended May 31, 1995 and 1994

Cash Flows from Operating Activities:                     1995             1994

Net income                                       $     732,522     $    664,538
Adjustments to reconcile
net income to net cash
provided by operating activities:
  Depreciation                                         185,335          192,787
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
    Interest receivable - deferred, net                      0           12,407
    Other assets                                        (1,470)         (18,867)
    Accounts payable and accrued expenses             (115,633)         (58,881)
    Due to general partners and affiliates                (157)           3,315
    Deferred income - loan origination fees                  0          (14,514)
    Deferred income - loan modification fees           (10,263)         (10,262)
    Security deposits                                    4,896            5,439

Net cash provided by operating activities              795,230          775,962

Cash Flows from Investing Activities:

    Additions to real estate                                 0         (408,005)

Net cash used for investing activities                       0         (408,005)

Cash Flows from Financing Activities:

    Distributions                                   (1,015,684)        (660,195)

Net cash used for financing activities              (1,015,684)        (660,195)

Net decrease in cash and cash equivalents             (220,454)        (292,238)
Cash and cash equivalents at
beginning of period                                  2,131,720        2,373,818

Cash and cash equivalents at
end of period                                    $   1,911,266     $  2,081,580


                         Notes to Financial Statements

General

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1995 and the results of operations and cash flows for the six months ended May 31, 1995 and 1994 and the statement of changes in partners' capital for the six months ended May 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership's investment portfolio currently consists of: (1) two mortgage loans funded to Southridge Partners I ("Southridge") which are secured by two apartment properties, Park View Village and Oaktree Village; and (2) two apartment properties, Bryn Athyn Apartments and Chaparosa Apartments, which were acquired by the Partnership on July 14, 1989 and January 31, 1992, respectively. The General Partners intend to operate the Bryn Athyn and Chaparosa properties until such time as real estate market conditions indicate favorable sales conditions.

Liquidity and Capital Resources

At May 31, 1995, the Partnership had cash and cash equivalents of $1,911,266 which were invested in unaffiliated money market funds.

With respect to the defective polybutelene water pipes used in the construction of the Bryn Athyn property, the General Partners continue negotiations with the Plumbing Claims Group to try and reach a settlement. The defective pipes have resulted in significant leaks and will require a replumbing of the property. Because it is necessary to complete the replumbing project before winter, the General Partners' intend to proceed with the work while continuing settlement negotiations. Year to date expenses related to pipe repairs have totaled approximately $40,000 and are included in the property's operating expenses. However, the General Partners' expect the majority of the cost of the replumbing will be recovered from the Plumbing Claims Group.

Accounts payable and accrued expenses were $113,029 at May 31, 1995, compared to $228,662 at fiscal year end 1994. The decrease is primarily a result of the payment of real estate taxes on the Partnership's two wholly-owned properties in December and the payment of 1994 audit expenses in the first quarter of 1995.

The General Partners declared a cash distribution of $5.00 per Unit for the quarter ended May 31, 1995 which will be paid to the limited partners on or about July 17, 1995. A portion of this distribution will be funded from Partnership cash reserves and reflects the General Partners' decision to gradually release excess cash reserves in consideration of the completion of construction at the Chaparosa property. The level of future distributions will be reviewed and determined on a quarterly basis.

Results of Operations

Partnership operations for the three and six months ended May 31, 1995 generated net income of $353,128 and $732,522, respectively, compared with net income of $358,476 and $664,538 for the corresponding periods in fiscal 1994. The increase for the six month period is primarily due to higher rental and interest income, partially offset by higher property operating expenses at Bryn Athyn.

Rental income totaled $587,718 and $1,187,660 for the three and six months ended May 31, 1995, respectively, compared with $566,894 and $1,113,013 for the corresponding periods in fiscal 1994. This increase is mainly attributable to increased occupancy and higher rental rates at the Chaparosa property.

Total expenses for the three and six months ended May 31, 1995 were $471,997 and $928,215, respectively, compared with $440,203 and $912,161 for the corresponding periods in fiscal 1994. Property operating expenses totaled $351,841 and $681,659 for the three and six months ended May 31, 1995, respectively, compared with $308,890 and $657,203 for the corresponding periods in fiscal 1994. The increase is primarily due to expenditures to repair damages associated with the polybutelene pipes at Bryn Athyn, partially offset by a decrease in repair and maintenance expenses at Chaparosa. For the three and six months ended May 31, 1995 and 1994, average occupancy levels at the Partnership's two wholly-owned properties and at the properties securing the Partnership's equity participating loans were as follows:

                                    Three Months Ended         Six Months Ended
                                         May 31,                    May 31,
Real Estate Investments             1995          1994         1995        1994

Bryn Athyn Apartments                95%           96%          95%         96%
Chaparosa Apartments                 95%           95%          96%         93%

Mortgage Loan Investments

Oaktree Village                      95%           94%          95%         95%
Park View Village                    95%           94%          96%         95%

                       PART II         OTHER INFORMATION


Items 1-5       Not applicable


Item 6		Exhibits and Reports on Form 8-K.

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



                     HUTTON/CONAM REALTY PENSION INVESTORS

                                        BY:     RPI REAL ESTATE SERVICES, INC.
                                                General Partner



Date:  July 14, 1995

                                        BY:     /s/ Paul L. Abbott
                                        Name:   Paul L. Abbott
                                        Title:  Director, President, Chief
                                                Executive Officer and Chief
                                                Financial Office