Form 10-Q
period 1995-08-31
HUTTON CONAM REALTY PENSION INVESTORS
filed 1995-10-16
CIK 706120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-13330


                     HUTTON/CONAM REALTY PENSION INVESTORS

             (Exact name of registrant as specified in its charter)




        New York                                              11-2673854

(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                           10285

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


Balance Sheets

                                          August 31,               November 30,
Assets                                         1995                       1994

Investments in real estate:
  Properties                          $ 10,450,002                $ 10,450,002
  Less accumulated depreciation         (1,814,171)                 (1,536,168)
  Mortgage loan investments              9,675,900                   9,675,900

     Total investments
     in real estate                     18,311,731                  18,589,734

Cash and cash equivalents                1,994,369                   2,131,720
Interest receivable - deferred, net
 of accumulated provision for losses
 of $1,945,176 in 1995 and 1994          1,874,100                   1,874,100
Other assets                                45,430                      54,447

     Total Assets                     $ 22,225,630                $ 22,650,001


Liabilities and Partners' Capital

Liabilities:
  Distribution payable                $    507,842                $    507,842
  Accounts payable and accrued expenses    190,256                     228,662
  Due to general partners and affiliates    38,265                      25,675
  Deferred income - loan modification fees  45,449                      60,842
  Security deposits                         66,769                      59,870

     Total Liabilities                     848,581                     882,891

Partners' Capital:
  General Partners                         296,762                     305,145
  Limited Partners                      21,080,287                  21,461,965

     Total Partners' Capital            21,377,049                  21,767,110

     Total Liabilities and
     Partners' Capital                $ 22,225,630                $ 22,650,001



Statement of Partners' Capital
For the nine months ended August 31, 1995

                                          General         Limited
                                         Partners        Partners         Total

Balance at December 1, 1994          $    305,145   $  21,461,965  $ 21,767,110
Net income                                 67,793       1,065,672     1,133,465
Cash distributions                        (76,176)     (1,447,350)   (1,523,526)

Balance at August 31, 1995           $    296,762   $  21,080,287  $ 21,377,049


Statements of Operations

                              Three months ended              Nine months ended
                                   August 31,                      August 31,
Income                        1995          1994              1995         1994

Rental                      $ 618,336  $ 587,779       $ 1,805,996  $ 1,700,792
Mortgage interest             205,613    205,613           616,839      616,839
Other interest                 25,026     16,945            76,615       44,629
Loan origination fees               0      7,252                 0       21,766
Loan modification fees          5,131      5,131            15,393       15,393

     Total Income             854,106    822,720         2,514,843    2,399,419

Expenses

Property operating            308,443    328,117           990,102      985,320
Depreciation                   92,668    100,617           278,003      293,404
General and administrative     52,052     41,793           113,273      103,964

     Total Expenses           453,163    470,527         1,381,378    1,382,688

       Net Income           $ 400,943  $ 352,193       $ 1,133,465  $ 1,016,731

Net Income Allocated:

To the General Partners     $  23,753  $  22,464       $    67,793  $    61,610
To the Limited Partners       377,190    329,729         1,065,672      955,121

                            $ 400,943  $ 352,193       $ 1,133,465  $ 1,016,731

Per limited partnership unit
        (96,490 outstanding)    $3.91      $3.42            $11.04        $9.90


Statements of Cash Flows
For the nine months ended August 31, 1995 and 1994

Cash Flows from Operating Activities:                  1995                1994

Net income                                     $  1,133,465         $ 1,016,731
Adjustments to reconcile net income
to net cash provided by
operating activities:
  Depreciation                                      278,003             293,404
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
     Interest receivable - deferred, net                  0              12,407
     Other assets                                     9,017             (18,716)
     Accounts payable and accrued expenses          (38,406)            (52,102)
     Due to general partners and affiliates          12,590               3,823
     Deferred income - loan origination fees              0             (21,766)
     Deferred income - loan modification fees       (15,393)            (15,393)
     Security deposits                                6,899               5,808

Net cash provided by operating activities         1,386,175           1,224,196

Cash Flows from Investing Activities:

     Additions to real estate                             0            (400,803)

Net cash used for investing activities                    0            (400,803)

Cash Flows from Financing Activities:

     Distributions                               (1,523,526)         (1,066,469)

Net cash used for financing activities           (1,523,526)         (1,066,469)

Net decrease in cash and cash equivalents          (137,351)           (243,076)
Cash and cash equivalents at beginning of period  2,131,720           2,373,818

Cash and cash equivalents at end of period      $ 1,994,369        $  2,130,742


Notes to Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1995 and the results of operations for the three and nine months ended August 31, 1995 and 1994 and the statement of cash flows and changes in partners' capital for the nine months ended August 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

Liquidity and Capital Resources

At August 31, 1995, the Partnership had cash and cash equivalents of $1,994,369 which were invested in unaffiliated money market funds.

The General Partners have been pursuing a settlement agreement with the Plumbing Claims Group regarding the polybutelene water pipes used in the construction of the Bryn Athyn property. The pipes, which were determined to be defective, have resulted in significant leaks and will require a replumbing of the entire property. The General Partners signed a settlement agreement during the third quarter which will require the Plumbing Claims Group to cover the cost of replumbing the property's interior units, totaling $379,000, and 40% of the expense in replumbing the exterior which is estimated to cost $25,480. The Partnership has sufficient reserves to fund any repairs which will not be covered by the Plumbing Claims Group. To date, the Partnership has incurred expenses totalling approximately $52,000 for plumbing repairs and associated costs at the property and the General Partners expect to fund an additional $15,480 in the future. The replumbing of the property will commence in late October and is expected to be completed in mid-February.

The General Partners declared a cash distribution of $5.00 per Unit for the quarter ended August 31, 1995 which will be paid to the Limited Partners on or about October 17, 1995. The level of future distributions will be reviewed and determined on a quarterly basis.

Results of Operations

Partnership operations for the three and nine months ended August 31, 1995 generated net income of $400,943 and $1,133,465, respectively, compared with net income of $352,193 and $1,016,731 for the corresponding periods in fiscal 1994. The increases are primarily due to higher rental and interest income, partially offset by higher general and administrative expenses in the nine-month period at Bryn Athyn.

Rental income totaled $618,336 and $1,805,996 for the three and nine months ended August 31, 1995, respectively, compared with $587,779 and $1,700,792 for the corresponding periods in fiscal 1994. The increases are mainly attributable to higher rental rates at both wholly-owned properties and an increase in year-to-date occupancy at Chaparosa. Interest income in 1995 was higher than 1994 due to an increase in the interest rate earned on the Partnership's cash balance.

Total expenses for the three and nine months ended August 31, 1995 were $453,163 and $1,381,378, respectively, compared with $470,527 and $1,382,688 for the corresponding periods in fiscal 1994. Property operating expenses totaled $308,443 and $990,102 for the three and nine months ended August 31, 1995, respectively, compared with $328,117 and $985,320 for the corresponding periods in fiscal 1994. The decrease in the three-month period is primarily attributable to decreases in repairs and maintenance at Chaparosa, due to repairs to the property's sewer lines in 1994. General and administrative expenses in 1995 increased from the 1994 periods primarily due to legal fees relating to the polybutelene pipe settlement negotiations.

For the three and nine months ended August 31, 1995 and 1994, average occupancy levels at the Partnership's two wholly-owned properties and at the properties securing the Partnership's equity participating loans were as follows:

                              Three Months Ended            Nine Months Ended
                                 August 31,                   August 31,
Real Estate Investments       1995          1994            1995         1994

Bryn Athyn Apartments          97%           97%             96%          96%
Chaparosa Apartments           97%           98%             97%          95%

Mortgage Loan Investments

Oaktree Village                94%           95%             95%          95%
Park View Village              95%           95%             95%          95%




PART II		OTHER INFORMATION


Items 1-5		Not applicable


Item 6		Exhibits and Reports on Form 8-K.

		(a) 	Exhibits

			(27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     HUTTON/CONAM REALTY PENSION INVESTORS

        BY:          RPI REAL ESTATE SERVICES, INC.
                     General Partner



        Date:        October 16, 1995
        BY:          /s/ Paul L. Abbott
        Name:        Paul L. Abbott
        Title:       Director, President, Chief Executive Officer and Chief
                     Financial Officer