Form 10-K
period 1995-11-30
HUTTON CONAM REALTY PENSION INVESTORS
filed 1996-02-28
CIK 706120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended: November 30, 1995

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

	For the transition period from _____ to _____

Commission file number:  0-13330


                     HUTTON/CONAM REALTY PENSION INVESTORS
              Exact name of Registrant as specified in its charter

   New York                                                11-2673854
State or other jurisdiction                             I.R.S. Employer
of incorporation                                       Identification No.

Attention:  Andre Anderson
3 World Financial Center, 29th Floor,
New York, New York                                          10285
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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995.

                                     PART I

Item 1.  Business

(a) General Development of Business

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

(b) Narrative Description of Business

The Registrant is engaged in the business of owning and operating multifamily residential real estate properties. In addition, the Registrant is engaged in the business of investing in multifamily residential rental properties by making equity participating loans secured by first mortgages or deeds of trust on such properties. Of the Registrant's gross offering proceeds, uninvested funds totalling $5,210,460 and $7,429,730 were returned in 1985 and 1986, respectively, resulting in net offering proceeds of $35,604,810. The Registrant invested all of the proceeds available in five equity participating mortgage loans, one of which was repaid in December 1987. As of November 30, 1995, the Registrant held the following interests:

(1) On September 28, 1984, the Registrant funded an equity participating loan in the amount of $4,475,250 to Southridge Partners I, L.P. ("Southridge"), a privately offered New York limited partnership affiliated with the Registrant, in connection with the purchase by Southridge of Oaktree Village ("Oaktree"), a 160-unit apartment complex located in Jacksonville, Florida.
One of the corporate general partners of each of the Registrant and Southridge are wholly owned subsidiaries of LB I Group Inc. (formerly E.F. Hutton Group, Inc. ). LB I Group Inc. is an affiliate of Lehman Brothers Inc. ("Lehman"). (See Item 10, "Certain Matters Involving Affiliates of RPI Services").

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

(4) On November 20, 1985, the Registrant funded an equity participating loan in the amount of $5,900,000 to Bryn Athyn Investors, Ltd., a Texas limited partnership unaffiliated with the Registrant, in connection with its purchase of Bryn Athyn Apartments ("Bryn Athyn"), a 172-unit apartment complex located in Raleigh, North Carolina. In July 1989, the Registrant obtained ownership of the property through a foreclosure sale. As a result, Bryn Athyn is now recorded as a real estate investment rather than a mortgage loan investment on the Registrant's balance sheet.

The terms of the loans secured by Oaktree and Park View were modified during 1993. For information pertaining to the terms of the modifications and the mortgage loans secured by the Southridge properties see Item 7 of this report and Note 4 to the Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995.

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

Distributions of income is the Registrant's objective during its operational phase, while preservation and appreciation of capital continues to be the Registrant's longer term objectives. Future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's investment properties are located, will be important factors to attaining the Registrant's investment objectives, especially with regard to achievement of capital appreciation.

The Registrant did not incur indebtedness in connection with the making of the loans. The loans were funded entirely out of proceeds of the offering of Units. However, the Registrant is not prohibited from incurring indebtedness for working capital purposes. In addition, in the event that the Registrant becomes the owner of a property through the foreclosure of a loan, the Registrant may subject such property to mortgage indebtedness in an amount not to exceed 80% of the then appraised value of the property. At November 30, 1995, the Partnership had no mortgage indebtedness against Bryn Athyn or Chaparosa.

Competition

The Registrant's real property investments and the properties securing the Registrant's outstanding mortgage loans are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's inception due principally to the addition of the newly constructed apartment complexes offering increased residential and recreational amenities. The investment properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners, developers and financiers in the rental and leasing of its properties and the properties securing its outstanding mortgage loans by offering competitive rental rates and, if necessary, leasing incentives. In some cases, the Registrant may compete with other properties owned by partnerships affiliated with either General Partner of the Registrant.

For information with respect to market conditions in each of the areas where the Partnership's properties are located, please refer to Item 2 below.

Employees

The Registrant has no employees. Services are provided by RPI Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. ConAm Management provides property management services with respect to the properties subject to the Southridge loans pursuant to agreements with Southridge, as the property owner. In addition, the Registrant has entered into a management agreement with ConAm Management pursuant to which ConAm Management provides property management services with respect to the Bryn Athyn and Chaparosa properties. First Data Investor Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13 of this report and Note 6 to the Financial Statements on the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under
Item 14, for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Registrant's wholly owned properties and those which secure its two remaining mortgage loans, and a discussion of current market conditions in each of the areas where the properties are located. For information on the acquisition of the properties and terms of the mortgage loans, reference is made to Note 4 to the Financial Statements on the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under Item 14. Appraised values of the Partnership's real estate investments are incorporated by reference to the Partnership's Annual Report in Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.

Bryn Athyn Apartments - Raleigh, North Carolina
This 172-unit apartment community is situated north of downtown Raleigh in a suburban location composed primarily of townhouses and single family homes. Conditions in the Raleigh apartment market remain strong, characterized by low vacancy rates and increasing rental rates. As of the third quarter of 1995, occupancy in Wake county, where Bryn Athyn is located, stood at approximately 97%, with rental rates increasing approximately 7% over the past year. Occupancy in Bryn Athyn's submarket was approximately 95% as of September 1995 with rental rates increasing approximately 6% from the year earlier. The strong market conditions have spurred new construction and, as of September 1995, eight new projects were under construction containing a total of 1,852 units. Given the area's strong economy and healthy absorption, it is not expected that the new construction will have a materially adverse impact on the apartment market.

Chaparosa Apartments - Irving, Texas
Located approximately fifteen miles northwest of downtown Dallas, this 170-unit apartment complex is situated in the Las Colinas area of Irving. The Las Colinas/Valley Ranch submarket, where the property is located, exceeds the overall Dallas market in occupancy, rental rate and absorption levels. As of the third quarter of 1995, Chaparosa's submarket reported physical occupancy of 97%, up from 96% from the prior year. Rental rates in the submarket rose almost 5% as of the third quarter of 1995 compared with the corresponding period in 1994. The Las Colinas/Valley Ranch submarket absorbed 900 units in the 12-month period ending August 31, 1995, one of the highest demand levels reported in the entire Dallas metro area. Demand for units in the submarket is projected at 1,500 units for the year ending August 31, 1996, however, demand is not expected to keep pace with new construction. As a result, downward pressures may be exerted on current rental rates and occupancies. There are currently 1,236 units under construction in the vicinity of Chaparosa and another 3,912 approved for construction.

Oaktree Village -  Jacksonville, Florida
This 160-unit apartment complex is situated in southeast Jacksonville, approximately 8 miles from the central business district, in the Baymeadows/Deerwood community. The Southeast submarket, where Oaktree Village is located, has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Southeast submarket reported an average apartment occupancy rate of 94% as of the second quarter of 1995. The use of rental concessions in the market is virtually non-existent. Given the strong market conditions, several apartment projects are in the planning or construction phase. During 1994, 373 new units were permitted for construction with an additional 593 units permitted through the second quarter of 1995. The rise in new units under construction is expected to intensify competition in the Jacksonville area market.

Park View Village - Winter Park, Florida
This 184-unit apartment complex is located in metropolitan Orlando,
approximately 10 miles northeast of the central business district.   The North
Orlando/Winter Park/Maitland submarket, where the property is located, experienced average occupancy of approximately 91% as of March 1995, paralleling levels seen in Metro Orlando. The number of total units rentable in the Metro Orlando market continues to rise, with absorption rates keeping pace. Over the past four years, the submarket has shown moderate growth and the average rent per square foot has increased 4% in 1995 over the prior year. Park View Village maintained 95% occupancy in 1995, consistent with levels in 1994 and up slightly from 93% in 1993. The occupancy level at Park View Village may be affected during 1996 as construction is taking place on the road in front of the property. The work consists of an expansion and improvement of the road and may have a short-term affect on leasing.


Item 3.  Legal Proceedings

The General Partners pursued a settlement agreement with the manufacturers of the polybutelene (a type of plastic) water pipes used in the construction of the Bryn Athyn property. These pipes were determined to be defective and must be replaced with a copper system. The General Partners signed a settlement agreement during the third quarter of 1995 which will require the Plumbing Claims Group to cover the cost of replumbing the property's interior units, up to a limit of $379,000, as well as 40% of the expense in replumbing the exterior which is estimated to cost a total of $25,480. The Partnership has sufficient reserves to fund any repairs which will not be covered by the Plumbing Claims Group. See Item 7 for additional information regarding the replumbing of the Bryn Athyn property.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

As of November 30, 1995, the number of Unitholders of record was 5,875.

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of adjusted cash from operations are determined by the General Partners on a quarterly basis, with distributions occurring approximately 45 days after the close of each fiscal quarter. The Partnership has paid quarterly cash distributions since the initial closing of the offering in February 1984. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under Item 14. Reference is made to Item 7 for a discussion of the General Partners' expectations for future cash distributions.


Item 6.   Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At November 30, 1995, the Partnership had cash and cash equivalents of $1,979,963 which were invested in unaffiliated money market funds, compared with $2,131,720 at November 30, 1994. The decrease reflects cash distributions to Partners exceeding cash provided by operating activities in fiscal 1995.

The General Partners pursued a settlement agreement with the Plumbing Claims Group regarding the polybutelene water pipes used in the construction of the Bryn Athyn property. The pipes, which were determined to be defective, have resulted in significant leaks and required a replumbing of the entire property. The General Partners signed a settlement agreement during the third quarter which will require the Plumbing Claims Group to cover the cost of replumbing the property's interior units, up to a limit of $379,000, as well as 40% of the expense in replumbing the exterior which is estimated to cost a total of $25,480. The Partnership has sufficient reserves to fund any repairs which will not be covered by the Plumbing Claims Group. The Partnership will incur expenses totalling approximately $7,500 for plumbing repairs and associated costs at the property. The replumbing of the property began in late October and is expected to be completed in 1996.

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

In addition, during 1996, the General Partners intend to implement an extensive improvement program, including painting and wood replacement, at Bryn Athyn to upgrade the property. This program is intended to maintain the property's position within its market, which is growing increasingly competitive with the addition of new facilities. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving the property's revenue and value, and making it better positioned for eventual sale. The General Partners are currently evaluating the extent of the work to be performed at the property and what impact it will have on the Partnership's cash reserves. Given favorable market conditions, the General Partners will begin marketing Chaparosa Apartments over the next several months. There can be no assurance that a sale will be completed or that any particular price for the property can be obtained.

Since early in 1992, Southridge had been seeking mortgage loan modifications. During the fourth quarter of 1993, the modifications were executed on the mortgage loans secured by Oaktree Village and Park View Village. These modifications were effective retroactively to March 1, 1993. Pursuant to the terms of the modification, Southridge agreed to pay the Partnership a fee of $193,518, which is equal to 2% of the original loan amounts. Half of the fee, $96,759, was paid at the closing of the modification and the other half will be due upon sale or refinancing of the properties to the extent that there are net sales proceeds available. The modifications contain the following provisions:
(1) the maturity dates of the loans secured by Oaktree Village and Park View Village were extended by three years to September 30, 1997 and December 31, 1997, respectively; (2) the stated interest rate of the loans was reduced from 12% to 8.5% and (3) interest ceased to accrue on deferred interest accrued to date. For additional discussion on the modifications, see Note 4 to the Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995.

The General Partners declared a cash distribution of $5.00 per Unit for the quarter ended November 30, 1995 which was paid to investors on January 16, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of capital expenditures required at Bryn Athyn.


Results of Operations

1995 versus 1994

Partnership operations for the year ended November 30, 1995 generated net income of $1,188,552 compared with net income of $452,116 for fiscal 1994. The increase is primarily attributable to a reduction in provision for losses, discussed below.

Rental income totaled $2,431,302 for the year ended November 30, 1995 compared with $2,294,509 for fiscal 1994. This increase is mainly attributable to higher rental rates at both of the Partnership's wholly-owned properties. Mortgage interest income during fiscal 1995 was unchanged from fiscal 1994. Interest and other income totaled $100,829 for the fiscal year ended November 30, 1995 compared to $66,385 in fiscal 1994. The increase is the result of the Partnership earning higher interest rates on its invested cash in 1995 compared to 1994.

Total expenses for the year ended November 30, 1995 were $2,186,555 compared with $2,777,424 for fiscal 1994. The provision for losses was $300,000 for the year ended November 30, 1995 compared with $937,593 for the year ended November 30, 1994. The provision for losses relates to the difference between the carrying amount of the Partnership's loans, including deferred interest receivable, and the fair market value of the properties, as determined by an independent appraisal conducted in November 1995. The Oaktree Village and Park View Village mortgages are current as of November 30, 1995, and the provision does not impede the full collectability of the loan.

Property operating expenses totaled $1,375,079 for the year ended November 30, 1995 compared with $1,314,991 for fiscal 1994. The increase is primarily due to the expenses incurred at the Bryn Athyn property for additional plumbing expenses as a result of the leaking plastic water pipes, discussed in "Liquidity and Capital Resources." These costs will be recovered through the settlement with the Plumbing Claims Group. The increase can also be attributed to higher rental administration expenses at Bryn Athyn and increased real estate taxes at Chaparosa due to a higher assessment. Partially offsetting these increases was a reduction in repairs and maintenance expenses at Chaparosa. In 1994, the Partnership incurred higher expenses to repair breaks in Chaparosa's sewer lines.


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

For the years ended November 30, 1995, 1994 and 1993, average occupancy levels at the Partnership's two properties and at the properties securing the Partnership's equity participating loans were as follows:

Real Estate Investments                 1995          1994          1993

Bryn Athyn Apartments                    96%           97%           96%
Chaparosa Apartments                     97%           95%           95%


Mortgage Loan Investments:

Oaktree Village                          96%           95%           95%
Park View Village                        95%           95%           93%


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under
Item 14. Supplementary Data is incorporated by reference to pages F-1 to F-6 of this report.


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

RPI Services

RPI Services (formerly Hutton Real Estate Services VI, Inc.) is a Delaware Corporation formed on August 2, 1982, as a wholly-owned subsidiary of LB I
Group Inc. (formerly E.F. Hutton Group Inc.).   LB I Group Inc. is now a
wholly-owned subsidiary of Lehman. See the section captioned "Certain Matters Involving Affiliates of RPI Services" for a description of Hutton's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which resulted in a change in the general partner's name.

Certain officers and directors of RPI Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure. The names and positions held by the directors and executive officers of RPI Services who perform policy making functions for the Partnership are set forth below. There are no family relationships between any executive officers or directors.

        Name                    Office

	Paul L. Abbott		Director, President, Chief
                                 Executive Officer and Chief
                                 Financial Officer
        Donald E. Petrow        Vice President
	Kate Hobson		Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 39, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

Kate Hobson, 29, is an Assistant Vice President of Lehman and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on August 30, 1982. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

        Name                    Office

        Daniel J. Epstein       President and Director
	E. Scott Dupree		Vice President/Director
        Robert J. Svatos        Vice President/Director
	Ralph W. Tilley		Vice President
        J. Bradley Forrester    Vice President

Daniel J. Epstein, 56, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 45, is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 37, is a Vice President and is the Chief Financial Officer of ConAm Management since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 41, is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 38, currently serves as a Senior Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the state of Texas.

Certain Matters Involving Affiliates of RPI Services

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


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain costs of the General Partners and their affiliates reimbursed by the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1995, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners nor any of their directors or executive officers owns any Units.


Item 13.  Certain Relationships and Related Transactions

RPI Services and ConAm Services each received $50,784 as its allocable share of Net Cash from Operations with respect to the fiscal year ended November 30, 1995, pursuant to the Certificate and Agreement of Limited Partnership of Registrant. Pursuant to the Certificate and Agreement of Limited Partnership of Registrant, for the fiscal year ended November 30, 1995, $74,254 of the Registrant's income was allocated to the General Partners ($37,743 to RPI Services and $36,511 to ConAm Services). For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 76 through 78 of the Prospectus of the Registrant dated June 24, 1983 (the "Prospectus"), contained in Amendment No. 3 to Registrant's Registration Statement No. 2-79116, under the section captioned "Profit and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day to day management of the Bryn Athyn Apartments and Chaparosa Apartments. The services include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. For such services, ConAm Management is entitled to receive a property management fee as described on page 33 of the Prospectus under the caption, "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated herein by reference to Note 6 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995.

Southridge, the owner of Oaktree and Park View has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day to day management of the Southridge properties subject to the Southridge loans and, prior to January 31, 1992, the Chaparosa loan. For such services, during the twelve months ended November 30, 1995, ConAm Management earned property management fees aggregating $104,514, from Southridge.

Pursuant to Section 11(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partners and affiliates may be reimbursed by the Registrant for certain of their costs as described on page 14 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three fiscal years is incorporated by reference to Note 6 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1)  Financial Statements:                                        Page

        Balance Sheets - November 30, 1995 and 1994                   (1)
        Statements of Operations - For the years ended
          November 30, 1995, 1994 and 1993                            (1)
        Statements of Partners' Capital - For the years
          ended November 30, 1995, 1994 and 1993                      (1)
        Statements of Cash Flows - For the years ended
          November 30, 1995, 1994 and 1993                            (1)
        Notes to Financial Statements                                 (1)
        Report of Independent Accountants                             (1)

(a)(2)	Financial Statement Schedules:

        Schedule III - Real Estate and Accumulated Depreciation       F-1

        Schedule IV - Mortgage Loans on Real Estate                   F-4

        Report of Independent Accountants                             F-6


        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, filed as an exhibit under Item 14.


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

        (13) Annual Report to Unitholders for the fiscal year ended November 30, 1995.

	(27)	Financial Data Schedule

        (99) Portions of the Prospectus of the Registrant dated June 24, 1983 (included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's 1987 Annual Report on Form 10-K for the fiscal year ended November 30, 1987).


	(b)	Reports on Form 8-K

                No reports on Form 8-K were filed in the fourth quarter of fiscal 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 28, 1996
                           HUTTON/CONAM REALTY PENSION INVESTORS

                           BY:  RPI Real Estate Services, Inc.
                                General Partner






                           BY: /S/  Paul L. Abbott
                           Name:   Paul L. Abbott
                           Title:  Director, President,
                                   Chief Executive Officer
                                   and Chief Financial Officer







                           BY:  ConAm Property Services III, Ltd.
                                General Partner


                           BY:  Continental American Development, Inc.
                                General Partner






                           BY: /S/  Daniel J. Epstein
                           Name:   Daniel J. Epstein
                           Title:  President, Director and
                                   Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                                        RPI REAL ESTATE SERVICES, INC.
                                        A General Partner





Date: February 28, 1996
                                        BY: /S/  Paul L. Abbott
                                            Paul L. Abbott
                                            Director, President,
                                            Chief Executive Officer
                                            and Chief Financial Officer





Date: February 28, 1996
                                        BY: /S/  Donald E. Petrow
                                            Donald E. Petrow
                                            Vice President





Date: February 28, 1996
                                        BY: /S/  Kate Hobson
                                            Kate Hobson
                                            Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                        CONAM PROPERTY SERVICES III, LTD.
                                        A General Partner

										By:	Continental American Development, Inc.
											General Partner




Date: February 28, 1996
                                        BY: /S/  Daniel J. Epstein
                                            Daniel J. Epstein
                                            Director, President and
                                            Principal Executive Officer




Date: February 28, 1996
                                        BY: /S/  E. Scott Dupree
                                            E. Scott Dupree
                                            Vice President/Director




Date: February 28, 1996
                                        BY: /S/  Robert J. Svatos
                                            Robert J. Svatos
                                            Vice President/Director




Date: February 28, 1996
                                        BY: /S/  Ralph W. Tilley
                                            Ralph W. Tilley
                                            Vice President




Date: February 28, 1996
                                        BY: /S/  J. Bradley Forrester
                                            J. Bradley Forrester
                                            Vice President




                     Hutton/ConAm Realty Pension Investors

                                   Exhibit 13










                     Hutton/ConAm Realty Pension Investors


                               1995 Annual Report



     --------------- HUTTON/CONAM REALTY PENSION INVESTORS ---------------

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


                                                             Average Occupancy
      Property                  Location                        1995    1994
      ________________________________________________________________________
      Bryn Athyn Apartments     Raleigh, North Carolina         96%     97%
      Chaparosa Apartments      Irving, Texas                   97%     95%
      Oaktree Village*          Jacksonville, Florida           96%     95%
      Park View Village*        Winter Park, Florida            95%     95%
      ________________________________________________________________________
      *The Partnership owns a mortgage interest in these properties.


           Administrative Inquiries         Performance Inquiries/Form 10-Ks
           Address Changes/Transfers        First Data Investor Services Group
           Service Data Corporation         P.O. Box 1527
           2424 South 130th Circle          Boston, Massachusetts 02104-1527
           Omaha, Nebraska 68144            Attn:  Financial Communications
           800-223-3464 (select option 1)   800-223-3464 (select option 2)






                                     Contents

                                1       Message to Investors
                                3       Financial Highlights
                                4       Financial Statements
                                7       Notes to Financial Statements
                               13       Report of Independent Accountants
                               14       Net Asset Valuation



              --------------- MESSAGE TO INVESTORS ---------------

Presented for your review is the 1995 Annual Report for Hutton/ConAm Realty Pension Investors. In this report, we review Partnership operations and market conditions affecting the Partnership's wholly-owned properties (Bryn Athyn Apartments and Chaparosa Apartments) and those collateralizing its mortgage loans (Oaktree Village and Park View Village).

Cash Distributions
The Partnership paid cash distributions totaling $20 per Unit for the year ended November 30, 1995, including the fourth quarter distribution of $5.00 per Unit which was credited to your brokerage account or sent directly to you on January 16, 1996. Since inception, the Partnership has paid distributions totalling $480.68 per original $500 Unit, including $206 per Unit in return of capital payments. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of the capital expenditures required at Bryn Athyn which are discussed in this report.

Market Overview
The solid recovery of multifamily housing in most regions of the country began to level off during 1995. New construction intensified competition in many areas with building permits for multifamily units up almost 22% in 1995 compared to 1994 levels. In addition, falling interest rates induced many renters to purchase homes. Despite these trends, strong population and job growth in the areas where the Partnership's properties are located helped strengthen multifamily housing and brought about improved performance at the Partnership's wholly-owned properties. Both Bryn Athyn and Chaparosa sustained average occupancy rates for the year at or above 95% and recorded higher average rental income from the prior year.

Chaparosa Apartments
Chaparosa Apartments, located in Irving, Texas, reported an average occupancy rate of 97% during fiscal 1995, comparing favorably to occupancy rates in the local apartment market which fluctuated between 90% and 97%. Rental rate increases were instituted on renewal units, resulting in a 9% increase in rental income. In light of the property's improved operating performance, the General Partner's will begin marketing Chaparosa over the next several months. There can be no assurance that a sale will be completed or that any particular price for the property can be obtained.

Bryn Athyn Apartments
The Raleigh-Durham market continues to strengthen and vacancy levels remain low, positive trends which were reflected in the operations at Bryn Athyn, located in Raleigh, North Carolina. Raleigh's population growth and the addition of jobs in the area has kept pace with apartment construction in recent years, and it is expected that the combination of factors will result in continued growth in the area. Bryn Athyn maintained an average occupancy rate of 96% and recorded a 3% increase in rental income from fiscal 1994. The strong market conditions have spurred new construction and, as of September 1995, eight new projects were under construction containing approximately 1,800 units. Given the area's strong economy and healthy absorption, it is not expected that the new construction will have a materially adverse impact on the apartment market.

As discussed in previous reports, the General Partners signed a settlement in the third quarter of 1995 requiring the Plumbing Claims Group to cover the majority of the costs associated with the replumbing work required at Bryn Athyn Apartments. While approximately $67,500 of plumbing repair work will not be covered by the Plumbing Claims Group, the Partnership has sufficient cash reserves to fund the shortfall.

Upon completion of the property's plumbing repairs, a number of capital improvement projects which had been deferred, such as painting and wood replacement, will commence. This improvement program is intended to maintain the property's competitive position within its market. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving the property's revenue and ultimately its sales value.

Mortgage Loan Investments
The properties securing the Partnership's mortgage loans, Oaktree Village in Jacksonville, Florida and Park View Village in Winter Park, Florida, also registered stable operating results in 1995. Both maintained an average occupancy rate of at least 95%, however, competitive conditions in the markets where the properties are located permitted only slight rental rate increases. The borrower continues to closely monitor operating expenses at both properties and implement capital improvements on an "as needed" basis. In light of the increasing age of the properties and severe weather conditions in many Florida markets this fall, the borrower has notified the Partnership that capital expenditures for 1996 may be significantly higher than 1995 levels. An evaluation of the capital requirements at both properties is currently underway to determine which improvements need to be completed immediately and which can be deferred. We will update you on significant developments in future reports.

Summary
Given favorable market conditions, particularly in Irving, Texas, the General Partners will begin marketing Chaparosa Apartments over the next several months. In addition, we will implement extensive property improvements at the Bryn Athyn property to better position that property within its market. With respect to the properties securing the Partnership's two mortgage loans, we will closely monitor capital improvements required at both properties and the borrower's plans for completing the work. We will keep you apprised of the status of the Partnership's wholly-owned properties and mortgage loan investments in future reports.

Very truly yours,

/S/  Paul L. Abbott                     /S/ Daniel J. Epstein

Paul L. Abbott                          Daniel J. Epstein
President                               President
RPI Real Estate Services, Inc.		Continental American Development, Inc.
                                          General Partner of ConAm Property
                                          Services III, Ltd.

February 28, 1996



              --------------- FINANCIAL HIGHLIGHTS ---------------

Selected Financial Data

For the Periods Ended November 30,
(dollars in thousands, except per Unit data)

                        1995       1994       1993       1992       1991
Total Revenue        $ 3,375    $ 3,230    $ 3,272    $ 3,566    $ 3,393

Net Income             1,189        452      1,157      1,458      2,306

Net Cash Provided by
 Operating Activities  1,880      1,733      1,768      1,971      1,613
Total Assets at
 Year End             21,818     22,650     23,813     23,603     23,365
Net Income per
 Limited Partnership
 Unit (96,490 Units)   11.55       4.30      11.45      14.54      20.48
Distributions per
 Limited Partnership
 Unit (96,490 Units)   20.00      18.00      10.00      10.00      20.00


- Total revenue increased 4% from 1994 to 1995, primarily due to higher rental income and an increase in interest income due to higher interest rates in 1995 compared to 1994.

- The increase in net income is primarily attributable to a reduction in provision for losses.

- The increase in net cash provided by operating activities is attributable to an increase in rental income.





Quarterly Cash Distributions
Per Limited Partnership Unit

				1995		1994
First Quarter                   5.00            4.00
Second Quarter			5.00		4.00
Third Quarter			5.00		5.00
Fourth Quarter                  5.00            5.00
Total                        $ 20.00         $ 18.00

Distributions to the Limited Partners with respect to fiscal 1994 and 1995 operations were made primarily from interest income generated from the Southridge loans and rental income from Bryn Athyn and Chaparosa.


Balance Sheets
November 30, 1995 and 1994

Assets                                          1995                    1994

Investments in real estate:
        Properties                     $  10,450,002           $  10,450,002
        Less accumulated depreciation     (1,906,839)             (1,536,168)
        Mortgage loan investments          9,675,900               9,675,900

           Total investments in
           real estate                    18,219,063              18,589,734

Cash and cash equivalents                  1,979,963               2,131,720
Interest receivable - deferred, net of
        accumulated provision for
        losses of $2,245,176 in 1995
        and $1,945,176 in 1994             1,574,100               1,874,100
Other assets                                  45,360                  54,447

                Total Assets           $  21,818,486           $  22,650,001


Liabilities and Partners' Capital

Liabilities:
        Distribution payable           $     507,842           $     507,842
        Accounts payable and accrued
         expenses                            251,316                 228,662
        Due to general partners and
         affiliates                           28,664                  25,675
        Deferred income - loan
         modification fees                    40,318                  60,842
        Security deposits                     66,052                  59,870

                Total Liabilities            894,192                 882,891

Partners' Capital:
        General Partners                     277,831                 305,145
        Limited Partners                  20,646,463              21,461,965

                Total Partners' Capital   20,924,294              21,767,110

                Total Liabilities and
                 Partners' Capital     $  21,818,486           $  22,650,001



Statements of Partners' Capital
For the years ended November 30, 1995, 1994 and 1993

                                General         Limited
                                Partners        Partners            Total

Balance at December 1, 1992   $  358,060   $  22,644,160    $  23,002,220
Net income                        52,194       1,104,496        1,156,690
Cash distributions               (50,784)       (964,900)      (1,015,684)

Balance at November 30, 1993     359,470      22,783,756       23,143,226
Net income                        37,087         415,029          452,116
Cash distributions               (91,412)     (1,736,820)      (1,828,232)

Balance at November 30, 1994     305,145      21,461,965       21,767,110
Net income                        74,254       1,114,298        1,188,552
Cash distributions              (101,568)     (1,929,800)      (2,031,368)

Balance at November 30, 1995  $  277,831   $  20,646,463    $  20,924,294



Statements of Operations
For the years ended November 30, 1995, 1994 and 1993

Income                                  1995            1994            1993

Rental                          $  2,431,302    $  2,294,509    $  2,119,923
Mortgage interest                    822,452         822,452       1,051,902
Interest and other income            100,829          66,385          55,254
Loan origination fees                     --          25,670          29,028
Loan modification fees                20,524          20,524          15,393

        Total Income               3,375,107       3,229,540       3,271,500

Expenses

Property operating                 1,375,079       1,314,991       1,181,083
Provision for losses                 300,000         937,593         411,769
Depreciation and amortization        370,671         390,271         368,154
General and administrative           140,805         134,569         153,804

        Total Expenses             2,186,555       2,777,424       2,114,810

                Net Income      $  1,188,552    $    452,116    $  1,156,690

Net Income Allocated:

To the General Partners         $     74,254    $     37,087    $     52,194
To the Limited Partners            1,114,298         415,029       1,104,496

                                $  1,188,552    $    452,116    $  1,156,690

Per limited partnership unit
    (96,490 outstanding)              $11.55           $4.30          $11.45



Statements of Cash Flows
For the years ended November 30, 1995, 1994 and 1993

Cash Flows from Operating
 Activities:                            1995            1994            1993

Net income                      $  1,188,552    $    452,116    $  1,156,690
Adjustments to reconcile net
income to net cash provided
by operating activities:
        Depreciation                 370,671         390,271         368,154
        Deferred income - loan
         origination fees                 --         (25,670)        (29,028)
        Deferred income - loan
         modification fees           (20,524)        (20,524)         81,366
        Provision for losses         300,000         937,593         411,769
        Increase (decrease) in cash
         arising from changes
         in operating assets
         and liabilities:
                Interest receivable
                - current                 --              --          18,352
                Interest receivable
                - deferred, net           --          12,407        (220,076)
                Other assets           9,087         (18,716)        (35,731)
                Accounts payable and
                accrued expenses      22,654          (2,431)         21,362
                Due to general
                partners and
                affiliates             2,989           1,337          (7,296)
                Security deposits      6,182           6,633           2,231

Net cash provided by operating
 activities                        1,879,611       1,733,016       1,767,793

Cash Flows from Investing Activities:

        Additions to real estate          --        (400,803)       (550,067)

Net cash used for investing
 activities                               --        (400,803)       (550,067)

Cash Flows from Financing Activities:

        Distributions             (2,031,368)     (1,574,311)     (1,015,684)

Net cash used for financing
 activities                       (2,031,368)     (1,574,311)     (1,015,684)

Net increase (decrease) in cash
 and cash equivalents               (151,757)       (242,098)        202,042
Cash and cash equivalents at
 beginning of period               2,131,720       2,373,818       2,171,776

Cash and cash equivalents at
 end of period                  $  1,979,963    $  2,131,720    $  2,373,818


Notes to Financial Statements
For the years ended November 30, 1995, 1994 and 1993

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

Real Estate Investments - Real estate investments consist of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and troubled loans, accounted for as in-substance foreclosures. Such properties are recorded at cost less accumulated depreciation. These properties are the Bryn Athyn Apartment complex located in Raleigh, North Carolina and the Chaparosa Apartment complex located in Irving, Texas.

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

Accounting for Impairment - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership has adopted FAS 121 in the fourth fiscal quarter of 1995. Based on current circumstances, the adoption had no impact on the financial statements.

Loan Placement Costs - Costs incurred in connection with investments are recorded as assets and amortized over the applicable loan periods. These costs have been fully amortized.

Loan Origination Fees - Loan origination fees are deferred and recognized over the applicable loan periods. These costs have been fully amortized.

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

Cash and Cash Equivalents - Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from date of issuance. Cash and cash equivalents include security deposits of $33,052 and $29,945 at November 30, 1995 and 1994, respectively, restricted under state statutes.

Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Use of Estimates - The preparation of financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For the year ended November 30, 1995 and 1994, net income before depreciation did not exceed the amount of net distributable cash. Pursuant to the Partnership Agreement and as described in (a) above, net income before depreciation was allocated among the partners pro rata in accordance with the amount of net distributable cash distributable to each partner.

For the year ended November 30, 1993, net income before depreciation exceeded net distributable cash by $477,099. Pursuant to the Partnership Agreement and as described in (b)(2) above, this excess was allocated 1% to the General Partners and 99% to the limited partners.

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

Summarized financial information pertaining to the Partnership's Mortgage Loan Investments in Oaktree Village and Park View Village for the calendar years ended December 31, 1995 and 1994 is as follows:

                                                        1995            1994

	Operating property, net of
                accumulated depreciation        $  8,828,028    $  9,355,109

        Total assets                              10,327,994      10,978,219

        Total liabilities                         15,495,206      15,483,968

        Rental income                              2,101,888       2,055,133

        Net loss                                    (661,464)       (704,253)


Minimum debt service payments on the Partnership's loans have been paid entirely from cash flow from property operations as of November 30, 1995.

The General Partners pursued a settlement agreement with the Plumbing Claims Group regarding the polybutelene water pipes used in the construction of the Bryn Athyn property. The pipes, which were determined to be defective, have resulted in significant leaks and will require a replumbing of the entire property. The General Partners signed a settlement agreement during the third quarter of 1995 which will require the Plumbing Claims Group to reimburse the Partnership for the cost of replumbing the property's interior units, up to a limit of $379,000, as well as 40% of the expense in replumbing the exterior which is estimated to cost a total of $25,480. To date, the Partnership has incurred expenses totalling approximately $60,000 for plumbing repairs and associated costs at the property which will be reimbursed pursuant to the settlement agreement. The General Partners expect to fund an additional $7,480 in the future. The replumbing of the property began in October 1994 and is expected to be completed in February 1996.

5. Interest Receivable and Provision for Loss
The Partnership has provided for potential losses of $300,000, $937,593 and $411,769 as of November 30, 1995, 1994 and 1993, respectively, relating to the collection of principal and deferred interest with respect to the Oaktree Village and Park View Village loans. The above provisions were based on the fair value of the underlying properties as determined by independent appraisals.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"). Among other things, FAS 114 requires that certain impaired loans be valued based on the present value of expected future cash flows. The Partnership will adopt FAS 114 in the first quarter of 1996. Current estimates indicate that the adoption of FAS 114 would decrease the provision for losses by $250,000 with respect to the Oaktree Village mortgage loan investment. The fair values of the Oaktree and Parkview mortgage loan investments as of November 30, 1995 were $5,400,000 and $6,100,000, respectively.

The following summarizes the provision for losses for the fiscal years ending November 30, 1995, 1994 and 1993:

                                           1995          1994          1993

   Oaktree Village:  Jacksonville, Fl
      Provision for interest          $      --     $ 544,767     $ 154,706


   Park View Village:  Winter Park, Fl
      Provision for interest          $ 300,000     $ 392,826     $ 257,063


6. Transactions with Related Parties
The following is a summary of fees earned and reimbursable expenses for the years ended November 30, 1995, 1994 and 1993, and the unpaid portion at November 30, 1995:

                          Unpaid at
                        November 30,  ----------------Earned---------------
                               1995        1995          1994          1993

Reimbursement of:
Out-of-pocket expenses  $        --   $   1,331     $   1,642     $  11,464
Administrative salaries
  and expenses               18,221      38,859        34,883        34,436
Property operating salaries      --     249,649       238,610       235,897

Property management fees     10,443     121,781       114,884       105,383

                        $    28,664   $ 411,620     $ 390,019     $ 387,180


The above amounts have been paid and/or accrued to the General Partners and affiliates as follows:

                          Unpaid at
                        November 30,  ---------------Earned----------------
                               1995        1995          1994          1993

RPI Real Estate Inc.
  and affiliates        $    18,221   $  40,190     $  36,525     $  45,900

ConAm and affiliates         10,443     371,430       353,494       341,280

                        $    28,664   $ 411,620     $ 390,019     $ 387,180


Total mortgage interest income consists of $822,452 in 1995, and 1994 and $1,051,902 in 1993 earned from mortgages to Southridge.

7. Reconciliation of Financial Statement and Tax Information
The following is a reconciliation of the net income for financial statement purposes to net income for federal income tax purposes for the years ended November 30, 1995, 1994 and 1993:

                                              1995          1994          1993

Net income per financial statements    $ 1,188,552   $   452,116   $ 1,156,690

Depreciation deducted for tax purposes
  (in excess of) less than depreciation
  expense per financial statements           4,691        (2,816)      (11,520)

Provision for loan losses not
  deductible for tax purposes              300,000       937,593       411,769

Loan origination fees, recognized
  when received for tax purposes                --       (25,670)      (44,421)

Loan modification fees, recognized
  when received for tax purposes           (20,524)      (20,524        96,759

  Taxable net income                   $ 1,472,719   $ 1,340,699   $ 1,609,277


The following is a reconciliation of partners' capital for financial statement purposes to partners' capital for federal income tax purposes as of November 30, 1995, 1994 and 1993:

                                              1995          1994          1993

Partners' capital per
financial statements                  $ 20,924,294  $ 21,767,110  $ 23,143,226

Adjustment for cumulative
  difference between tax
  basis net income and net
  income per financial
  statements                             7,279,591     6,995,424     6,106,841

Partners' capital per tax return      $ 28,203,885  $ 28,762,534  $ 29,250,067

8. Distributions Paid
Cash distributions, per the statements of partners' capital, are recorded on the accrual basis, which recognize specific record dates for payments within each fiscal year. The statements of cash flows recognize actual cash distributions paid during the fiscal year. The following table discloses the annual differences as presented in the financial statements:


            Distributions                                     Distributions
                  Payable    Distributions    Distributions         Payable
       Beginning of Year:         Declared             Paid    November 30:

1995            $ 507,842      $ 2,031,368      $ 2,031,368       $ 507,842
1994              253,921        1,828,232        1,574,311         507,842
1993              253,921        1,015,684        1,015,684         253,921



       --------------- REPORT OF INDEPENDENT ACCOUNTANTS ---------------


To the Partners of
Hutton/ConAm Realty Pension Investors:

We have audited the consolidated balance sheets of Hutton/ConAm Realty Pension Investors, a New York limited partnership, as of November 30, 1995 and 1994 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended November 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton/ConAm Realty Pension Investors, a New York limited partnership, as of November 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

                                        COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 1, 1996


Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $294 Unit at November 30, 1995 (Unaudited)
                                                        Partnership's
                                                             Share of
                                                          November 30,
                                                       1995 Appraised
Property                        Date of Acquisition         Value (1)

Bryn Athyn Apartments                      07-03-89         7,900,000
Chaparosa Apartments                       01-31-92         6,100,000

Mortgage Loan Investments:
        Oaktree Village                                     4,475,250
        Park View Village                                   5,200,650

                                                           23,675,900

Cash and cash equivalents                                   1,979,963
Interest receivable, net of
 accumulated provision for loss                             1,574,100
Other assets                                                   45,360

                                                           27,275,323
Less:
   Total liabilities net of deferred income
   on loan and modification fees of $40,318                  (853,874)

Partnership Net Asset Value (2)                            26,421,449

Net Asset Value Allocated:
        Limited Partners                                   26,175,235
        General Partners                                      264,214

                                                           26,421,449

Net Asset Value Per Unit
        (96,490 units outstanding)                           $ 271.09



(1) This represents the Partnership's share of the November 30, 1995 Appraised Values which were determined by an independent property appraisal firm.

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

The Partnership's mortgage loan investments are valued at the outstanding mortgage loan balance (principal plus accrued interest), unless the loan balance exceeds the appraised value, in which case the loan would be valued at the appraised value. As of November 30, 1995, independent appraisals of the properties underlying the Partnership's mortgage loan investments were as follows: Oaktree Village - $5,400,000 and Park View Village - $6,100,000. The mortgage loan investments of Oaktree Village and Park View Village and interest receivable, net of accumulated provision for loss, reflect the current fair values as determined by the independent appraisal firm.

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



                     HUTTON/CONAM REALTY PENSION INVESTORS
            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1995


                                                               Cost Capitalized
                                                                     Subsequent
                                   Initial Cost to Partnership   To Acquisition

                                                 Buildings and    Buildings and
Description          Encumbrances        Land     Improvements     Improvements

Residential Property:
Partnership Owned:

Bryn Athyn
  Apartments
Raleigh, NC          $         --  $  857,669      $ 4,926,609     $        --

Chaparosa
  Apartments
Irving, TX                     --     729,145        2,916,582       1,019,997

                     $         --  $1,586,814      $ 7,843,191     $ 1,019,997






                     HUTTON/CONAM REALTY PENSION INVESTORS
            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1995




                      ----Gross Amount at Which Carried
                                at Close of Period-------------


                                     Buildings and                 Accumulated
Description                  Land     Improvements        Total   Depreciation

Residential Property:
Partnership Owned

Bryn Athyn Apartments
Raleigh, NC           $   857,669      $ 4,926,609  $ 5,784,278    $ 1,367,215

Chaparosa Apartments
Irving, TX                729,145        3,936,579    4,665,724        539,624

                      $ 1,586,814      $ 8,863,188  $10,450,002    $ 1,906,839
                                                            (1)            (2)






                     HUTTON/CONAM REALTY PENSION INVESTORS
            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1995


                                                                Life on which
                                                                 Depreciation
                                                                    in Latest
                             Date of                Date    Income Statements
Description             Construction            Acquired          is Computed

Residential Property:
Partnership Owned:

Bryn Athyn Apartments
Raleigh, NC                     1985            07/14/89                  (3)

Chaparosa Apartments
Irving, TX                      1984            11/30/91                  (3)


(1)  Aggregate cost for Federal income tax purposes is $10,949,035.
(2) The amount of accumulated depreciation for Federal income tax purposes is $1,985,287.
(3)  Buildings and improvements - 27.5 years; personal property - 7 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:

Real Estate investments:                1995          1994          1993

Beginning of year               $ 10,450,002  $ 10,049,199  $  9,499,132
Additions                                 --       400,803       550,067

End of year                     $ 10,450,002  $ 10,450,002  $ 10,049,199

Accumulated Depreciation:

Beginning of year               $  1,536,168  $  1,174,141  $    838,048
Depreciation expense                 370,671       362,027       336,093

End of year                     $  1,906,839  $  1,536,168  $  1,174,141


                     HUTTON/CONAM REALTY PENSION INVESTORS
                  Schedule IV - Mortgage Loans on Real Estate

                               November 30, 1995



                                       Maturity         Periodic
Classification          Interest Rate      Date    Payment Terms   Prior Liens


Oaktree Village
(Southridge)
Residential, Florida             8.5%  09/30/97    Interest only            --

Park View Village
(Southridge)
Residential, Florida             8.5%  12/31/97    Interest only            --






                     HUTTON/CONAM REALTY PENSION INVESTORS
                  Schedule IV - Mortgage Loans on Real Estate

                               November 30, 1995


                                                          Principal Amount of
                                                             Loans Subject to
                        Face Amount     Carrying Amount  Delinquent Principal
Classification          of Mortgage         of Mortgage           or Interest

Oaktree Village
(Southridge)
Residential, Florida    $ 4,475,250         $ 4,475,250         $          --

Park View Village
(Southridge)
Residential, Florida      5,200,650           5,200,650                    --

                        $ 9,675,900         $ 9,675,900         $          --


The aggregate cost for Federal income tax purposes of the mortgage loans at November 30, 1995 is $9,675,900.

Following is a reconciliation of the carrying amount of mortgage loans for the years ended November 30, 1995, 1994 and 1993:

                                         1995          1994           1993


Balance at beginning of period    $ 9,675,900   $ 9,675,900    $ 9,675,900
                                            -             -              -

Balance at end of period          $ 9,675,900   $ 9,675,900    $ 9,675,900


       --------------- REPORT OF INDEPENDENT ACCOUNTANTS ---------------


Our report on the financial statements of Hutton/ConAm Realty Pension Investors, a New York limited partnership, has been incorporated by reference in this Form 10-K from the Annual Report to unitholders of Hutton/ConAm Realty Pension Investors for the year ended November 30, 1995. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                              COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 1, 1996