Form 10-Q
period 1996-02-29
HUTTON CONAM REALTY PENSION INVESTORS
filed 1996-04-15
CIK 706120

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X           Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 29, 1996

                                       or

                Transition Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13330


                     HUTTON/CONAM REALTY PENSION INVESTORS
              Exact Name of Registrant as Specified in its Charter


       New York                                       11-2673854
State or Other Jurisdiction of             I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                    10285
Address of Principal Executive Offices                 Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No



Balance Sheets                          At February 29,        At November 30,
                                                  1996                   1995
Assets
Investments in real estate:
  Properties                               $10,450,002            $10,450,002
  Less accumulated depreciation             (1,999,507)            (1,906,839)
  Mortgage loan investments                  9,675,900              9,675,900
                                            18,126,395             18,219,063

Cash and cash equivalents                    1,749,589              1,979,963
Interest receivable - deferred, net of
    accumulated provision for losses of
     $2,245,176 in 1996 and 1995             1,574,100              1,574,100
Other assets                                    52,629                 45,360
        Total Assets                       $21,502,713            $21,818,486
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                     $   507,842            $   507,842
  Accounts payable and accrued expenses         80,842                251,316
  Due to general partners and affiliates        20,426                 28,664
  Deferred income - loan modification fees      35,187                 40,318
  Security deposits                             67,914                 66,052
        Total Liabilities                      712,211                894,192
Partners' Capital:
  General Partners                             274,848                277,831
  Limited Partners                          20,515,654             20,646,463
        Total Partners' Capital             20,790,502             20,924,294
        Total Liabilities and
        Partners' Capital                  $21,502,713            $21,818,486



Statement of Partners' Capital
For the three months ended February 29, 1996

                                        Limited      General
                                       Partners     Partners           Total
Balance at December 1, 1995         $20,646,463     $277,831     $20,924,294
Net income                              351,641       22,409         374,050
Cash distributions                     (482,450)     (25,392)       (507,842)
Balance at February 29, 1996        $20,515,654     $274,848     $20,790,502



Statements of Operations
For the three months ended
February 29 and February 28,                    1996                  1995

Income
Rental                                      $617,243              $599,942
Mortgage interest                            205,613               205,613
Interest                                      23,283                24,926
Loan modification fees                         5,131                 5,131
        Total Income                         851,270               835,612
Expenses
Property operating                           347,824               329,818
Depreciation                                  92,668                92,668
General and administrative                    36,728                33,732
        Total Expenses                       477,220               456,218
        Net Income                          $374,050              $379,394
Net Income Allocated:
To the General Partners                     $ 22,409              $ 18,970
To the Limited Partners                      351,641               360,424
                                            $374,050              $379,394
Per limited partnership unit
(96,490 outstanding)                           $3.64                 $3.74



Statements of Cash Flows
For the three months ended February  29 and February 28,

                                                1996                  1995
Cash Flows From Operating Activities:
Net income                                  $374,050              $379,394
Adjustments to reconcile net income
to net cash provided by
operating activities:
   Depreciation                               92,668                92,668
   Deferred income - loan modification fees   (5,131)               (5,131)
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
        Other assets                          (7,269)                   --
        Accounts payable and accrued
        expenses                            (170,474)             (147,008)
        Due to general partners and
        affiliates                            (8,238)                 (254)
        Security deposits                      1,862                  (527)
Net cash provided by operating activities    277,468               319,142

Cash Flows From Financing Activities:
Distributions                               (507,842)             (507,842)
Net cash used for financing activities      (507,842)             (507,842)

Net decrease in cash and cash equivalents   (230,374)             (188,700)

Cash and cash equivalents,
beginning of period                        1,979,963             2,131,720
Cash and cash equivalents, end of period  $1,749,589            $1,943,020



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K .

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 29, 1996 and the results of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995 and the statement of changes in partner's capital for the three months ended February 29, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective December 1, 1995, the Partnership adopted Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan"("FAS 114"), as amended by Statement of Accounting Standards No. 118, " Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which states that a loan is considered impaired and a provision for credit losses is required if it is probable that all amounts of principal and interest due will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that collateral dependent loans are measured for impairment based on the observable market value or fair value of the collateral less estimated selling costs. The Partnership considers its mortgage loan investments collateral dependent. The adoption of FAS 114 had no impact on the financial statements. Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

The Partnership's investment portfolio consists of: (1) two mortgage loans funded to Southridge Partners I which are secured by two apartment properties, Park View Village and Oaktree Village; and (2) two apartment properties, Bryn Athyn Apartments and Chaparosa Apartments, which were acquired by the Partnership on July 14, 1989 and January 31, 1992, respectively.

Liquidity and Capital Resources

At February 29, 1996, the Partnership had cash and cash equivalents of $1,749,589 which were invested in unaffiliated money market funds, compared with $1,979,963 at November 30, 1995. The decrease reflects cash distributions to Partners exceeding cash provided by operating activities during the first quarter of fiscal 1996.

The General Partners pursued a settlement agreement with the Plumbing Claims Group regarding the polybutelene water pipes used in the construction of the Bryn Athyn property. The pipes, which were determined to be defective, have resulted in significant leaks and required a replumbing of the entire property. The General Partners signed a settlement agreement during the third quarter of 1995 which will require the Plumbing Claims Group to cover the cost of replumbing the property's interior units, up to a limit of $379,000, as well as 40% of the expense in replumbing the exterior which is estimated to cost a total of $25,480. The Partnership has sufficient reserves to fund any repairs which will not be covered by the Plumbing Claims Group. The Partnership expects to incur expenses totaling approximately $7,500 for plumbing repairs and associated costs at the property. The replumbing of the property began in late October and is expected to be completed in 1996. During the first quarter of fiscal 1996, $333,534 of replumbing costs was incurred by the Partnership which was fully reimbursed by the Plumbing Claims Group.

During 1996, the General Partners are implementing an extensive property improvement program, including painting and wood replacement, at Bryn Athyn to upgrade the property. This program is intended to maintain the property's position within its market, which is growing increasingly competitive with the addition of new apartment properties. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving the property's revenue and value, and making it better positioned for eventual sale. The General Partners are currently evaluating the extent of the work to be performed at the property and what impact it will have on the Partnership's cash reserves. Given favorable market conditions, the General Partners will begin marketing Chaparosa Apartments over the next several months. There can be no assurance that a sale will be completed or that any particular price for the property can be obtained.

The General Partners declared a cash distribution of $5.00 per Unit for the quarter ended February 29, 1996 which will be paid to investors on or about April 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of capital expenditures required at Bryn Athyn.

Results of Operations

Partnership operations for the three months ended February 29, 1996 generated net income of $374,050 compared with net income of $379,394 for the corresponding period in fiscal 1995. Net income was stable as an increase in rental income was offset by an increase in property operating expenses.

Rental income totaled $617,243 for the three months ended February 29, 1996 compared with $599,942 for the corresponding period in fiscal 1995. The increase is primarily attributable to higher rental rates at the Partnership's two wholly-owned properties.

Property operating expenses for the three months ended February 29, 1996 totaled $347,824 compared with $329,818 for the corresponding period in fiscal 1995. The increase is attributable to higher repairs and maintenance expenses at Bryn Athyn and higher salary expenses at the two wholly-owned properties.

During the first three months of fiscal 1996 and 1995, average occupancy levels at the Partnership's two properties and at the properties securing the Partnership's equity participating loans were as follows:

Real Estate Investments:      1996      1995

Bryn Athyn Apartments         96%       95%
Chaparosa Apartments          97%       97%

Mortgage Loan Investments:

Oaktree Village               94%       96%
Park View Village             97%       94%



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a form 8-K disclosing this resolution on March 21, 1996.



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



                                HUTTON/CONAM REALTY PENSION INVESTORS

                                BY:  RPI REAL ESTATE SERVICES, INC.
                                     General Partner



Date:  April 15, 1996           BY:  /s/ Paul L. Abbott
                                     Director, President, Chief Executive
                                     Officer and Chief Financial Officer