Form 10-Q
period 1996-05-31
HUTTON CONAM REALTY PENSION INVESTORS
filed 1996-07-15
CIK 706120

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X             Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 1996

                                       or

                  Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13330


                     HUTTON/CONAM REALTY PENSION INVESTORS
              Exact Name of Registrant as Specified in its Charter


New York                                           11-2673854
State or Other Jurisdiction of         I.R.S. Employer Identification No.
Incorporation or Organization



3 World Financial Center, 29th Floor,                10285
New York, NY    Attn: Andre Anderson               Zip Code
Address of Principal Executive Offices


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
                       Yes    X    No ____




Balance Sheets                                        At May 31, At November 30,
                                                           1996            1995
Assets
Investments in real estate:
  Properties                                        $10,450,002     $10,450,002
  Less accumulated depreciation                      (2,092,174)     (1,906,839)
  Mortgage loan investments                           9,675,900       9,675,900
                                                     18,033,728      18,219,063

Cash and cash equivalents                             1,829,378       1,979,963
Interest receivable- deferred, net of accumulated
 provision for losses of $2,245,176 in 1996 and 1995  1,574,100       1,574,100
Other assets                                             49,827          45,360
        Total Assets                                $21,487,033     $21,818,486
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                                $ 507,842        $507,842
  Accounts payable and accrued expenses                 123,572         251,316
  Due to general partners and affiliates                 32,553          28,664
  Deferred income- loan modification fees                30,056          40,318
  Security deposits                                      70,615          66,052
        Total Liabilities                               764,638         894,192
Partners' Capital:
  General Partners                                      275,150         277,831
  Limited Partners                                   20,447,245      20,646,463
        Total Partners' Capital                      20,722,395      20,924,294
        Total Liabilities and Partners' Capital     $21,487,033     $21,818,486






Statement of Partners' Capital
For the six  months ended May 31, 1996
                                         Limited       General
                                        Partners      Partners          Total
Balance at December 1, 1995           $20,646,463     $277,831    $20,924,294
Net income                                765,682       48,103        813,785
Cash distributions                       (964,900)     (50,784)    (1,015,684)
Balance at May 31, 1996               $20,447,245     $275,150    $20,722,395

Statements of Operations
                            Three months ended May 31, Six months ended May 31,
                                      1996       1995        1996         1995
Income
Rental                            $633,691   $587,718  $1,250,934   $1,187,660
Mortgage interest                  205,613    205,613     411,226      411,226
Interest                            20,870     26,663      44,153       51,589
Loan modification fees               5,131      5,131      10,262       10,262
        Total Income               865,305    825,125   1,716,575    1,660,737
Expenses
Property operating                 294,414    351,841     642,238      681,659
Depreciation                        92,667     92,667     185,335      185,335
General and administrative          38,489     27,489      75,217       61,221
        Total Expenses             425,570    471,997     902,790      928,215
        Net Income                $439,735   $353,128    $813,785     $732,522
Net Income Allocated:
To the General Partners            $25,694    $25,070     $48,103      $44,040
To the Limited Partners            414,041    328,058     765,682      688,482
                                  $439,735   $353,128    $813,785     $732,522
Per limited partnership unit
(96,490 outstanding)                 $4.29      $3.40       $7.94        $7.14




Statements of Cash Flows
For the six  months ended May 31,                            1996         1995
Cash Flows From Operating Activities:
Net income                                               $813,785     $732,522
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                           185,335      185,335
   Deferred income- loan modification fees                (10,262)     (10,263)
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Other assets                                       (4,467)      (1,470)
        Accounts payable and accrued expenses            (127,744)    (115,633)
        Due to general partners and affiliates              3,889         (157)
        Security Deposits                                   4,563        4,896
Net cash provided by operating activities                 865,099      795,230
Cash Flows From Financing Activities:
Distributions                                          (1,015,684)  (1,015,684)
Net cash used for financing activities                 (1,015,684)  (1,015,684)
Net decrease in cash and cash equivalents                (150,585)    (220,454)
Cash and cash equivalents, beginning of period          1,979,963    2,131,720
Cash and cash equivalents, end of period               $1,829,378   $1,911,266


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1996 and the results of operations and cash flows for the six months ended May 31, 1996 and 1995 and the statement of partners' capital for the six months ended May 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995 and no material contingencies exist, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

Liquidity and Capital Resources
At May 31, 1996, the Partnership had cash and cash equivalents of $1,829,378 which were invested in unaffiliated money market funds, compared with $1,979,963 at November 30, 1995. The decrease reflects cash distributions to Partners exceeding cash provided by operating activities during the first half of fiscal 1996.

The General Partners pursued a settlement agreement with the Plumbing Claims Group regarding the polybutelene water pipes used in the construction of the Bryn Athyn property. The pipes, which were determined to be defective, resulted in significant leaks and required a replumbing of the entire property. The General Partners signed a settlement agreement during the third quarter of 1995 which required the Plumbing Claims Group to cover the cost of replumbing the property's interior units, up to a limit of $379,000, as well as 40% of the expense in replumbing the exterior. The replumbing of the property began in late October and was completed during the second quarter of 1996. Total costs have been $377,695 of which $367,967 has been reimbursed by the Plumbing Claims Group thus far.

During 1996, the General Partners initiated an improvement program, including painting and wood replacement, at Bryn Athyn to upgrade the property. This program is intended to maintain the property's position within its market, which is growing increasingly competitive with the addition of new apartment properties. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving the property's revenue and value, and making it better positioned for eventual sale. Thus far, the wood replacement work is complete, with the painting to be finished within the next few months.

The General Partners have engaged a commercial real estate broker to market Chaparosa Apartments in Dallas, Texas. There can be no assurance that a sale will be completed or that any particular price for the property can be obtained. In the event that a sale is not consummated, the Partnership will continue to hold the property as an investment.

The borrower recently requested modifications to the terms of its loans secured by Oaktree Village and Park View Village. The
General Partners are currently reviewing this request.

The General Partners declared a cash distribution of $5.00 per Unit for the quarter ended May 31, 1996 which will be paid to investors on or about July 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of property improvements required at Bryn Athyn.

Results of Operations
Partnership operations for the three and six months ended May 31, 1996 generated net income of $439,735 and $813,785, respectively, compared with net income of $353,128 and $732,522, respectively, for the corresponding periods in fiscal 1995. Net income increased as a result of an increase in rental income and a decrease in property operating expenses, partially offset by an increase in general and administrative expenses.

Rental income for the three and six months ended May 31, 1996 totaled $633,691 and $1,250,934 respectively, compared with $587,718 and $1,187,660, respectively, for the corresponding period in fiscal 1995. The increases are primarily attributable to higher rental rates at the Partnership's two wholly-owned properties.

Property operating expenses for the three and six months ended May 31, 1996 totaled $294,414 and $642,238, respectively, compared with $351,841 and $681,659, respectively, for the corresponding periods in fiscal 1995. The decreases are primarily attributable to a decrease in repairs and maintenance and property administrative expenses and an overaccrual for real estate taxes in 1995 at Chaparosa, partially offset by an increase in repairs and maintenance and property administrative expenses at Bryn Athyn.

During the first six months of fiscal 1996 and 1995, average occupancy levels at the Partnership's two properties and at the properties securing the Partnership's equity participating loans were as follows:

Real Estate Investments:      1996      1995

Bryn Athyn Apartments          96%       95%
Chaparosa Apartments           96%       96%

Mortgage Loan Investments:

Oaktree Village                95%       95%
Park View Village              97%       95%



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

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



                         HUTTON/CONAM REALTY PENSION INVESTORS

                         BY:  RPI REAL ESTATE SERVICES, INC.
                              General Partner



Date:  July 15, 1996               BY:    /s/ Paul L. Abbott
                                   Director, President, Chief Executive Officer
                                   and Chief Financial Officer