Form 10-Q
period 1996-08-31
HUTTON CONAM REALTY PENSION INVESTORS
filed 1996-10-15
CIK 706120

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X              Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 1996

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
State or Other Jurisdiction of            I.R.S. Employer Identificatoin No.
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

                       Yes    X    No ____







Balance Sheets                                          August 31,  November 30,
                                                             1996          1995
Assets
Investments in real estate:
  Properties                                           $5,809,785   $10,450,002
  Less accumulated depreciation                        (1,525,124)   (1,906,839)
  Mortgage loan investments                             9,675,900     9,675,900
                                                       13,960,561    18,219,063
Property held for disposition                           4,010,003             _
Cash and cash equivalents                               1,806,921     1,979,963
Interest receivable- deferred, net of accumulated
 provision for losses of $2,245,176 in 1996 and 1995    1,574,100     1,574,100
Other assets                                               49,827        45,360
        Total Assets                                  $21,401,412   $21,818,486

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                                  $ 507,842      $507,842
  Accounts payable and accrued expenses                   189,967       251,316
  Due to general partners and affiliates                   31,854        28,664
  Deferred income- loan modification fees                  24,925        40,318
  Security deposits                                        68,000        66,052
        Total Liabilities                                 822,588       894,192
Partners' Capital:
  General Partners                                        271,518       277,831
  Limited Partners                                     20,307,306    20,646,463
        Total Partners' Capital                        20,578,824    20,924,294
        Total Liabilities and Partners' Capital       $21,401,412   $21,818,486






Statement of Partners' Capital
For the nine months ended August 31, 1996
                                            Limited       General
                                           Partners      Partners         Total
Balance at December 1, 1995              $20,646,463     $277,831   $20,924,294
Net income                                 1,108,193       69,863     1,178,056
Cash distributions                        (1,447,350)     (76,176)   (1,523,526)
Balance at August 31, 1996               $20,307,306     $271,518   $20,578,824






Statements of Operations
                                   Three months ended        Nine months ended
                                       August 31,                August 31,
                                   1996         1995         1996         1995
Income
Rental                         $658,486     $618,336   $1,909,420   $1,805,996
Mortgage interest               205,613      205,613      616,839      616,839
Interest                         20,634       25,026       64,787       76,615
Loan modification fees            5,131        5,131       15,393       15,393
        Total Income            889,864      854,106    2,606,439    2,514,843
Expenses
Property operating              388,963      308,443    1,031,201      990,102
Depreciation                     88,671       92,668      274,006      278,003
General and administrative       47,959       52,052      123,176      113,273
        Total Expenses          525,593      453,163    1,428,383    1,381,378
        Net Income             $364,271     $400,943   $1,178,056   $1,133,465
Net Income Allocated:
To the General Partners         $21,760      $23,753      $69,863      $67,793
To the Limited Partners         342,511      377,190    1,108,193    1,065,672
                               $364,271     $400,943   $1,178,056   $1,133,465
Per limited partnership unit
(96,490 outstanding)              $3.55        $3.91       $11.49       $11.04




Statements of Cash Flows
For the nine months ended August 31,                         1996         1995
Cash Flows From Operating Activities:
Net income                                             $1,178,056   $1,133,465
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                           274,006      278,003
   Deferred income- loan modification fees                (15,393)     (15,393)
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Other assets                                       (4,467)       9,017
        Accounts payable and accrued expenses             (61,349)     (38,406)
        Due to general partners and affiliates              3,190       12,590
        Security deposits                                   1,948        6,899
Net cash provided by operating activities               1,375,991    1,386,175

Cash Flows From Investing Activities:
Additions to real estate                                  (25,507)           _
Net cash used for investing activities                    (25,507)           _

Cash Flows From Financing Activities:
Distributions                                          (1,523,526)  (1,523,526)
Net cash used for financing activities                 (1,523,526)  (1,523,526)

Net decrease in cash and cash equivalents                (173,042)    (137,351)
Cash and cash equivalents, beginning of period          1,979,963    2,131,720
Cash and cash equivalents, end of period               $1,806,921   $1,994,369










Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1996 and the results of operations and cash flows for the nine months ended August 31, 1996 and 1995 and the statement of partners' capital for the nine months ended August 31, 1996.
Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Effective December 1, 1995, the Partnership adopted Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan"("FAS 114"), as amended by Statement of Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which states that a loan is considered impaired and a provision for credit losses is required if it is probable that all amounts of principal and interest due will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that collateral dependent loans are measured for impairment based on the observable market value or fair value of the collateral less estimated selling costs.
The Partnership considers its mortgage loan investments collateral dependent. The adoption of FAS 114 had no impact on the financial statements.

Sale of Property:

On September 26, 1996, the Partnership executed an agreement for the purchase and sale of Chaparosa Apartments (the "Property") with an institutional investor (the "Buyer"). The estimated sales price of the Property is $5,989,100 and was determined by arms length negotiations between the Partnership and the Buyer. The General Partners expect to close on the sale of the Property in November 1996 following the completion of the Buyer's due diligence period. The Buyer has several opportunities to cancel the transaction during this due diligence period, as is customary, and there is no guarantee that the sale will close.









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

Liquidity and Capital Resources
At August 31, 1996, the Partnership had cash and cash equivalents of $1,806,921 that were invested in unaffiliated money market funds, compared with $1,979,963 at November 30, 1995. The decrease reflects cash distributions to Partners and additions to real estate exceeding cash provided by operating activities during the first nine months of fiscal 1996.

On September 26, 1996, the General Partners signed a purchase and sale agreement with an institutional investor for the sale of Chaparosa Apartments in Irving, Texas. The estimated sales price of the property is $5,989,100. The General Partners expect to close the transaction in November of this year following the completion of the buyer's due diligence period. While the General Partners believe that the sale will be completed, the buyer has several opportunities to cancel the transaction during this due diligence period, as is customary. Accordingly, there is no guarantee that the sale will close. Should the sale close as expected, the General Partners intend to make a return of capital distribution to the limited partners with the proceeds.

The General Partners pursued a settlement agreement with the Plumbing Claims Group regarding the polybutelene water pipes used in the construction of the Bryn Athyn property. The pipes, which were determined to be defective, resulted in significant leaks and required a replumbing of the entire property. The General Partners signed a settlement agreement during the third quarter of 1995 which required the Plumbing Claims Group to cover the cost of replumbing the property's interior units, up to a limit of $379,000, as well as 40% of the expense in replumbing the exterior. The replumbing of the property began in late October and was completed during the second quarter of 1996. Total costs have been $396,781 of which $386,927 has been reimbursed by the Plumbing Claims Group thus far.

Throughout 1996, the General Partners initiated improvement work and routine repairs at Chaparosa Apartments and Bryn Athyn Apartments to upgrade the properties. During the third quarter of 1996, painting work at Bryn Athyn was completed. Hurricane Fran also necessitated additional repair work at Bryn Athyn when it passed through the Raleigh area in early September. The storm caused damage to the areas around the units creating debris and minor retaining wall damage. It is not expected that the cleanup and repair costs stemming from the storm will be significant.

During the second quarter of 1996, the borrower requested modifications to the terms of its loans secured by Oaktree Village and Park View Village. The Partnership reviewed and subsequently denied this request, although discussions with the borrower continue. Due to their age, Oaktree Village and Park View Village are likely to need significant funds for maintenance and capital improvements. The borrower is current on its debt obligations, however, there can be no assurance that they will maintain timely debt service payments to the Partnership in the future.

The General Partners declared a cash distribution of $5.00 per Unit for the quarter ended August 31, 1996 which will be paid to investors on or about October 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Given the anticipated sale of Chaparosa Apartments and the corresponding reduction in the Partnership's cash flow, the General Partners expect that the level of cash distributions will be reduced in the future.

Results of Operations
Partnership operations for the three and nine months ended August 31, 1996 generated net income of $364,271 and $1,178,056, respectively, compared with net income of $400,943 and $1,133,465, respectively, for the corresponding periods in fiscal 1995. The decrease in net income for the three month period is attributable to increased property operating expenses resulting from the repair work at the properties as discussed above. Net income increased for the nine month period as a result of an increase in rental income, partially offset by an increase in property operating expenses and general and administrative expenses.

Rental income for the three and nine months ended August 31, 1996 totaled $658,486 and $1,909,420 respectively, compared with $618,336 and $1,805,996, respectively, for the corresponding periods in fiscal 1995. The increases are primarily attributable to higher rental rates at the Partnership's two wholly-owned properties.

Property operating expenses for the three and nine months ended August 31, 1996 totaled $388,963 and $1,031,201, respectively, compared with $308,443 and $990,102, respectively, for the corresponding periods in fiscal 1995. The increases are primarily attributable to an increase in repairs and maintenance and property administrative expenses at Bryn Athyn. These increases were partially offset by decreases in repairs and maintenance and property administrative expenses at Chaparosa.

During the first nine months of fiscal 1996 and 1995, average occupancy levels at the Partnership's two properties and at the properties securing the Partnership's equity participating loans were as follows:


                                 1996      1995
Real Estate Investments:
Bryn Athyn Apartments             96%       96%
Chaparosa Apartments              97%       97%

Mortgage Loan Investments:
Oaktree Village                   96%       94%
Park View Village                 97%       95%







Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                     (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended August 31, 1996.








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



                         HUTTON/CONAM REALTY PENSION INVESTORS

                         BY:  RPI REAL ESTATE SERVICES, INC.
                              General Partner



Date: October 15, 1996   BY:  /s/ Paul L. Abbott
                              Director, President, Chief
                              Executive Officer and
                              Chief Financial Officer