Form 10-K
period 1996-11-30
HUTTON CONAM REALTY PENSION INVESTORS
filed 1997-02-28
CIK 706120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the fiscal year ended:  November 30, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

Commission file number:  0-13330


                     HUTTON/CONAM REALTY PENSION INVESTORS
              Exact name of Registrant as specified in its charter


        New York                                      11-2673854
State or other jurisdiction               I.R.S. Employer Identification No.
of incorporation

Attention:  Andre Anderson                               10285
3 World Financial Center, 29th Floor,                   Zip Code
New York, New York
Address of principal executive offices


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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996.










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

(b) Narrative Description of Business

The Registrant is engaged in the business of owning and operating multifamily residential real estate properties. In addition, the Registrant is engaged in the business of investing in multifamily residential rental properties by making equity participating loans secured by first mortgages or deeds of trust on such properties. Of the Registrant's gross offering proceeds, uninvested funds totaling $5,210,460 and $7,429,730 were returned in 1985 and 1986, respectively, resulting in net offering proceeds of $35,604,810. The Registrant invested all of the proceeds available in five equity participating mortgage loans, one of which was repaid in December 1987. As of November 30, 1996, the Registrant held the following interests:

(1) On September 28, 1984, the Registrant funded an equity participating loan in the amount of $4,475,250 to Southridge Partners I, L.P. ("Southridge"), a privately offered New York limited partnership affiliated with the Registrant, in connection with the purchase by Southridge of Oaktree Village ("Oaktree"), a 160-unit apartment complex located in Jacksonville, Florida. One of the corporate general partners of each of the Registrant and Southridge are affiliates of Lehman Brothers Inc. ("Lehman"). (See Item 10, "Certain Matters Involving Affiliates of RPI Services"). On January 16, 1997, the Partnership delivered a notice of default to Southridge with respect to the loan secured by Oaktree. (See Item 7 for more information on the defaulted loan).

(2) On October 30, 1984, the Registrant funded an equity participating loan in the amount of $5,850,000 to Southridge, in connection with the purchase by Southridge of Chaparosa Apartments ("Chaparosa"), 170-unit apartment complex located in Irving, Texas. On January 31, 1992, the Registrant obtained legal title to Chaparosa through a deed in lieu of foreclosure. As a result, Chaparosa is now recorded as a real estate investment rather than a mortgage loan investment on the Registrant's balance sheet. In September 1996, the Partnership signed a contract to sell Chaparosa, however, in November 1996, the prospective buyer executed its right to terminate the purchase agreement during the due diligence period. Subsequently, the Partnership signed a contract dated January 24, 1997, to sell the property to another institutional investor. This transaction is subject to the buyer's customary due diligence review. Reference is made to Item 7 for additional information regarding the contract.

(3) On December 21, 1984, the Registrant funded an equity participating loan in the amount of $5,200,650 to Southridge, in connection with the purchase by Southridge of Park View Village ("Park View"), a 184-unit apartment complex located in Winter Park (a suburb of Orlando), Florida. On January 16, 1997, the Partnership delivered a notice of default to Southridge with respect to the loan secured by the Park View. (See Item 7 for more information on the defaulted loan).

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

The terms of the loans secured by Oaktree and Park View were modified during 1993. For information pertaining to the terms of the modifications and the mortgage loans secured by the Southridge properties see Note 4 to the Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14.

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

The Registrant did not incur indebtedness in connection with the making of the loans. The loans were funded entirely out of proceeds of the offering of Units. However, the Registrant is not prohibited from incurring indebtedness for working capital purposes. In addition, in the event that the Registrant becomes the owner of a property through the foreclosure of a loan, the Registrant may subject such property to mortgage indebtedness in an amount not to exceed 80% of the then appraised value of the property. At November 30, 1996, the Partnership had no mortgage indebtedness against Bryn Athyn or Chaparosa.


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

Employees

The Registrant has no employees. Services are provided by RPI Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. ConAm Management provides property management services with respect to the properties subject to the Southridge loans pursuant to agreements with Southridge, as the property owner. In addition, the Registrant has entered into a management agreement with ConAm Management pursuant to which ConAm Management provides property management services with respect to the Bryn Athyn and Chaparosa properties. First Data Investor Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation
provides transfer agent services.   See Item 13 of this report and Note 6 to
the Financial Statements on the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under
Item 14, for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Registrant's wholly-owned properties and those which secure its two remaining mortgage loans, and a discussion of current market conditions in each of the areas where the properties are located. For information on the acquisition of the properties and terms of the mortgage loans, reference is made to Note 4 to the Financial Statements on the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14. Appraised values of the Partnership's real estate investments are incorporated by reference to the Partnership's Annual Report in Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.

Bryn Athyn Apartments - Raleigh, North Carolina

This 172-unit apartment community is situated north of downtown Raleigh in a suburban location composed primarily of townhouses and single family homes. Conditions in the Raleigh apartment market remain strong, characterized by low vacancy rates and increasing rental rates. As of the third quarter of 1996, occupancy in Wake County, where Bryn Athyn is located, stood at approximately 96%, with rental rates increasing approximately 7.5% over the past year. Occupancy in Bryn Athyn's submarket was approximately 96.5% as of September 1996 with rental rates increasing approximately 4.2% from the year earlier. The strong market conditions have spurred new construction and, as of September 1996, three new projects were under construction in Bryn Athyn's submarket containing a total of 784 units. Given the area's strong economy and healthy absorption, it is not expected that the new construction will have a materially adverse impact on the apartment market.

Chaparosa Apartments - Irving, Texas

Situated approximately 15 miles northwest of Dallas, this 170-unit apartment complex is located in Las Colinas, a 12,220 acre master-planned community in the city of Irving. Following a period of overbuilding during the 1980s, limited new construction and sustained population growth have fueled a healthy multifamily housing market in this area in recent years. The Las Colinas submarket reported average occupancy of 95% as of the second quarter of 1996, compared with 96% in third quarter of 1995. While average rental rates in the overall Dallas market increased 5% from the second quarter of 1995 to the second quarter of 1996, the Las Colinas submarket reported a 1% decrease during the same period. Although approximately 1,020 units have been approved for construction in the Las Colinas submarket, a two-year building moratorium instituted in the market during 1995 remains in effect. Nonetheless, competition for tenants remains strong as there are a number of competing properties within Chaparosa's submarket.

Oaktree Village -  Jacksonville, Florida

This 160-unit apartment complex is situated in southeast Jacksonville, approximately 8 miles from the central business district, in the Baymeadows/Deerwood community. The Southeast submarket, where Oaktree Village is located, has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Southeast submarket reported an average apartment occupancy rate of 95.4% as of the second quarter of 1996. The use of rental concessions in the market is minimal. Given the strong market conditions, several apartment projects are in the planning or construction phase. During 1995, 953 new units were permitted for construction with an additional 1,597 units permitted through the second quarter of 1996. Despite the rise in new units which could be added to the market, strong absorption in the submarket due to the area's increasing popularity is expected to ameliorate the adverse effects the new construction could have on the market.

Park View Village - Winter Park, Florida

This 184-unit apartment complex is located in metropolitan Orlando, approximately 10 miles northeast of the central business district. The North Orlando/Winter Park/Maitland submarket, where the property is located, experienced average occupancy of approximately 92.8% as of September 1996, slightly below levels seen in Metro Orlando. New construction in the submarket continues at a healthy pace, with a net of 412 units added between September 1995 and September 1996, but population growth has kept pace with the new units coming on line. Over the past five years, the submarket has shown moderate growth and the average rent per square foot also has increased moderately.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.









                               PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

As of November 30, 1996, the number of Unitholders of record was 5,517.

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of adjusted cash from operations are determined by the General Partners on a quarterly basis, with distributions occurring approximately 45 days after the close of each fiscal quarter. The Partnership has paid quarterly cash distributions since the initial closing of the offering in February 1984. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14. Reference is made to Item 7 for a discussion of the General Partners' expectations for future cash distributions.

Item 6.   Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, which is filed as an exhibit under
Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At November 30, 1996, the Partnership had cash and cash equivalents of $1,818,059 that were invested in unaffiliated money market funds, compared with $1,979,963 at November 30, 1995. The decrease reflects cash distributions to Partners and additions to real estate exceeding cash provided by operating activities during fiscal 1996.

The Partnership had signed a contract to sell Chaparosa Apartments, but on November 11, 1996 the prospective buyer, after evaluating the results of its due diligence, opted to exercise its right to terminate the purchase agreement. Subsequently, the Partnership signed a contract dated January 24, 1997 to sell the property to another unaffiliated institutional investor. The anticipated sales price is approximately $6,011,200 and the transaction is subject to the completion of a due diligence review by the buyer. While the General Partners believe that the sale will be completed, as is customary, the buyer has several opportunities to cancel the transaction during this due diligence period. Furthermore, the sales price could be adjusted during the due diligence process. Should the sale close, the General Partners intend to make a special cash distribution from the net proceeds to the limited partners shortly thereafter. As a result of the anticipated sale, Chaparosa Apartments was reclassified on the consolidated balance sheet as of November 30, 1996 as property held for disposition at its net book value.

The General Partners declared a cash distribution of $5.00 per Unit for the quarter ended November 30, 1996 which was paid to investors on January 15, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Given the anticipated sale of Chaparosa Apartments and the corresponding reduction in the Partnership's cash flow, the General Partners expect that the level of cash distributions will be reduced in the future.

Throughout 1996, the General Partners initiated improvement work and routine repairs at Chaparosa Apartments and Bryn Athyn Apartments to upgrade the properties and to prepare vacant apartments for reoccupancy. These repairs included exterior painting and carpet replacement at Bryn Athyn. The General Partners will evaluate the need for additional improvement work at the properties on an ongoing basis.

On January 22, 1997, the Partnership delivered notice of defaults to Southridge with respect to the two mortgage loans (the "Loans") secured by Park View and Oaktree, respectively. The Partnership indicated that the Loans are in default due to, without limitation, the failure of Southridge to make the payment of minimum interest due on January 1, 1997 and due to its failure to make the required monthly deferred minimum interest payments during 1996 and the required contingent interest payments for the first three quarters of 1996 (collectively the "Current Amounts Due") as required by each of the loan documents. Additionally, the Partnership indicated that the Loans are in default due to Southridge's failure to adequately maintain, preserve and protect the condition of Park View and Oaktree. Discussions with the borrower continue regarding possible modifications of the Loans' terms. The Partnership has demanded payment of the Current Amounts Due from Southridge with respect to each of the Loans.

On February 21, 1997, the Partnership executed a Letter of Intent with Southridge, whereby, Southridge's default on the Loans would be resolved. The Letter of Intent includes the following provisions: (I) Oaktree will be deeded over to the Partnership by Southridge; and (II) the Park View mortgage will be modified to reflect additional terms and conditions, including but not limited to, an extension of the maturity date, the deferral of debt service until a Capital Improvement Reserve Account is fully funded, and a discount payoff option during the term of the extension issued, whereby Southridge could pay off the aggregate $5.2 million unpaid balance of the first mortgage and accrued interest for $5,650,000 (the "Discount Payoff Amount"). The Partnership has engaged an unaffiliated third party advisory firm to provide the Partnership with a fairness opinion. There can be no assurance that the provisions set forth in the Letter of Intent will ultimately be executed.

Given the improvement in the performance of multifamily real estate, and the improvement in the real estate capital markets which has increased demand by potential buyers, the General Partners have determined that it is in the best interest of the Partnership to attempt to sell its properties in an orderly manner over the next few years. Assuming these efforts are successful, we would expect to distribute the sales proceeds and subsequently dissolve the Partnership in 1998 or 1999. However, meeting this objective will be dependent upon a variety of factors, many of which are not within the Partnership's control. Consequently, there can be no assurance that the properties can be sold, that particular prices will be achieved, or that all the properties can be sold within this time frame.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change in Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution.


Results of Operations

1996 versus 1995

Partnership operations for the year ended November 30, 1996 generated net income of $1,697,893 compared with net income of $1,188,552 for fiscal 1995. The increase is primarily due to an increase in rental income, and a $550,000 recovery of valuation allowance in 1996 , partially offset by an increase in the provision for losses on the Partnership's mortgage loan investments.

Rental income totaled $2,573,226 for the year ended November 30, 1996 compared with $2,431,302 for fiscal 1995. This increase is attributable to higher rental rates at both of the Partnership's wholly-owned properties and increased occupancy at Bryn Athyn. Mortgage interest income during fiscal 1996 was unchanged from fiscal 1995. The Partnership recognized a recovery of valuation allowance of $550,000 on the Oaktree loan during 1996. This was attributable to an increase in the fair market value of Oaktree, as determined by an independent appraisal conducted in November 1996. Interest and other income totaled $85,423 for the fiscal year ended November 30, 1996 compared to $100,829 in fiscal 1995. The decrease is the result of a reduction in interest rates and the Partnership maintaining lower cash balances in 1996 compared to 1995.

Total expenses for the year ended November 30, 1996 were $2,353,732 compared with $2,186,555 for fiscal 1995. The provision for losses for the year ended November 30, 1996 was $450,000 compared with $300,000 for the year ended November 30, 1995. While the fair market value of Park View increased during 1996, as determined by an independent appraiser, the Partnership recorded a $450,000 loss provision for the year ended December 31, 1996 to reflect the carrying value of the Park View loan at the Discount Payoff Amount. The provision for loss in 1995 relates to Park View loan.

Property operating expenses increased slightly to $1,388,362 for the year ended November 30, 1996 compared with $1,375,079 for fiscal 1995. The increase is attributable to higher repairs and maintenance expenses at Bryn Athyn, partially offset by a decline in repairs and maintenance expenses and real estate taxes at Chaparosa. General and administrative expenses increased from $140,805 for the year ended November 30, 1995 to $160,625 for fiscal 1996. The increase is primarily due to higher audit fees, engineering consulting fees, and partnership administrative expenses in the 1996 period, partially offset by lower legal fees.

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

Total expenses for the year ended November 30, 1995 were $2,186,555 compared with $2,777,424 for fiscal 1994. The provision for losses was $300,000 for the year ended November 30, 1995 compared with $937,593 for the year ended November 30, 1994. The provision for losses relates to the difference between the carrying amount of the Partnership's loans, including deferred interest receivable, and the fair market value of the properties, as determined by an independent appraisal conducted in November 1995 and 1994.

Property operating expenses totaled $1,375,079 for the year ended November 30, 1995 compared with $1,314,991 for fiscal 1994. The increase is primarily due to the expenses incurred at the Bryn Athyn property for additional plumbing expenses as a result of the leaking plastic water pipes. These costs were largely recovered through a settlement with the Plumbing Claims Group. See
Note 4 to the Financial Statements for additional information regarding the settlement The increase can also be attributed to higher rental administration expenses at Bryn Athyn and increased real estate taxes at Chaparosa due to a higher assessment. Partially offsetting these increases was a reduction in repairs and maintenance expenses at Chaparosa. In 1994, the Partnership incurred higher expenses to repair breaks in Chaparosa's sewer lines.

For the years ended November 30, 1996, 1995 and 1994, average occupancy levels at the Partnership's two properties and at the properties securing the Partnership's equity participating loans were as follows:

Real Estate Investments                  1996    1995   1994
-------------------------------------------------------------
Bryn Athyn Apartments                     97%     96%     97%
Chaparosa Apartments                      97%     97%     95%
-------------------------------------------------------------

Mortgage Loan Investments:
-------------------------------------------------------------
Oaktree Village                           96%     96%     95%
Park View Village                         97%     95%     95%
-------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under
Item 14. Supplementary Data is incorporated by reference to pages F- 1 to F-3 of this report.


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

RPI Services (formerly Hutton Real Estate Services VI, Inc.) is a Delaware Corporation formed on August 2, 1982, and is an affiliate of Lehman Brothers, Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates of RPI Services" for a description of Hutton's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which resulted in a change in the general partner's name.

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






                 Name                     Office

                 Paul L. Abbott           Director, President, Chief
                                          Executive Officer and Chief
                                          Financial Officer
                 Donald E. Petrow         Vice President
                 Dave Sclafani            Vice President


Paul L. Abbott, 51, is a Managing Director of Lehman. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 40, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

David Sclafani, 24, is an Associate of Lehman Brothers Inc. Mr. Sclafani joined Lehman Brothers in March 1996 and is responsible for the investment management and restructuring of various limited partnerships holding multi-family real estate. Prior to joining Lehman Brothers, Mr. Sclafani worked in the real estate finance department of a major foreign bank managing performing and non-performing loans. Mr. Sclafani holds a B.S. Degree in Finance from Siena College in Loudonville, N.Y.


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

Daniel J. Epstein, 57, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 46, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 38, is a Senior Vice President and is the Chief Financial Officer of ConAm Management since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 42, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 39, currently serves as an Executive Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the state of Texas.

Certain Matters Involving Affiliates of RPI Services

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney. Subsequent to the sale, Shearson changed its name to "Lehman Brothers Inc.". The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Real Estate Services VI, Inc. general partner changed its name to "RPI Real Estate Services, Inc.," and the Hutton Group changed its name to "LB I Group Inc." to delete any reference to "Hutton."


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain costs of the General Partners and their affiliates reimbursed by the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners nor any of their directors or executive officers owns any Units.


Item 13.  Certain Relationships and Related Transactions

RPI Services and ConAm Services each received $50,784 as its allocable share of Net Cash from Operations with respect to the fiscal year ended November 30, 1996, pursuant to the Certificate and Agreement of Limited Partnership of Registrant. Pursuant to the Certificate and Agreement of Limited Partnership of Registrant, for the fiscal year ended November 30, 1996, $98,234 of the Registrant's income was allocated to the General Partners ($49,117 to RPI Services and $49,117 to ConAm Services). For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 76 through 78 of the Prospectus of the Registrant dated June 24, 1983 (the "Prospectus"), contained in Amendment No. 3 to Registrant's Registration Statement No. 2-79116, under the section captioned "Profit and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day to day management of the Bryn Athyn Apartments and Chaparosa Apartments. The services include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. For such services, ConAm Management is entitled to receive a property management fee as described on page 33 of the Prospectus under the caption, "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated herein by reference to Note 6 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14.

Southridge, the owner of Oaktree and Park View has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day to day management of the Southridge properties subject to the Southridge loans and, prior to January 31, 1992, the Chaparosa loan. For such services, during the twelve months ended November 30, 1996, ConAm Management earned property management fees aggregating $110,573 from Southridge.

Pursuant to Section 11(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partners and affiliates may be reimbursed by the Registrant for certain of their costs as described on page 14 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three fiscal years is incorporated by reference to Note 6 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14.












                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1)   Financial Statements:                                           Page
                                                                        ------
     Balance Sheets - November 30, 1996 and 1995                          (1)

     Statements of Operations - For the years ended
     November 30, 1996, 1995 and 1994                                     (1)

     Statements of Partners' Capital - For the years ended

     November 30, 1996, 1995 and 1994                                     (1)

     Statements of Cash Flows - For the years ended

     November 30, 1996, 1995 and 1994                                     (1)

     Notes to the Financial Statements                                    (1)

     Report of Independent Accountants                                    (1)

(a)(2)   Financial Statement Schedules:

     Schedule III - Real Estate and Accumulated Depreciation              F-1

     Schedule IV - Mortgage Loans on Real Estate                          F-2

     Report of Independent Accountants                                    F-3


     (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, filed as an exhibit under Item 14.


(a)(3)   Exhibits


(4)(A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to Exhibit A to the Prospectus of Registrant dated June 24, 1983, contained in Amendment No. 3 to Registration Statement No. 2-79116 of Registrant filed June 21, 1983).

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

(13) Annual Report to Unitholders for the fiscal year ended November 30, 1996.

(27)     Financial Data Schedule

(99) Portions of the Prospectus of the Registrant dated June 24, 1983 (included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's 1987 Annual Report on Form 10-K for the fiscal year ended November 30, 1987).


(b)      Reports on Form 8-K

         On November 26, 1996 the Partnership filed a Form 8-K regarding the prospective buyer's execution of its right to terminate the purchase agreement for Chaparosa Apartments.

         On February 5, 1997 the Partnership filed a Form 8-K regarding the delivery of notice of defaults with respect to the two mortgage loans secured by Park View and Oaktree.













                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  February 28, 1997
                         HUTTON/CONAM REALTY PENSION INVESTORS

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



                         RPI REAL ESTATE SERVICES, INC.
                         A General Partner





Date:  February 28, 1997
                        BY: /S/  Paul L. Abbott
                             Paul L. Abbott
                             Director, President,
                             Chief Executive Officer
                             and Chief Financial Officer





Date:  February 28, 1997
                        BY: /S/  Donald E. Petrow
                             Donald E. Petrow
                             Vice President





Date:  February 28, 1997
                        BY: /S/  David Sclafani
                             David Sclafani
                             Vice President



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

                         CONAM PROPERTY SERVICES III, LTD.
                         A General Partner

                         By:  Continental American Development, Inc.
                              General Partner




Date:  February 28, 1997
                        BY: /S/  Daniel J. Epstein
                             Daniel J. Epstein
                             Director, President and
                             Principal Executive Officer



Date:  February 28, 1997
                        BY: /S/  E. Scott Dupree
                             E. Scott Dupree
                             Vice President/Director




Date:  February 28, 1997
                        BY: /S/  Robert J. Svatos
                             Robert J. Svatos
                             Vice President/Director




Date:  February 28, 1997
                        BY: /S/  Ralph W, Tilley
                             Ralph W. Tilley
                             Vice President




Date:  February 28, 1997
                        BY: /S/  J. Bradley Forrester
                             J. Bradley Forrester
                             Vice President