Form 10-Q
period 1997-02-28
HUTTON CONAM REALTY PENSION INVESTORS
filed 1997-04-14
CIK 706120

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended February 28, 1997

                               or

         -- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from ______  to ______


                  Commission File Number: 0-13330


              HUTTON/CONAM REALTY PENSION INVESTORS
      Exact Name of Registrant as Specified in its Charter

         New York
State or Other Jurisdiction of                  11-2673854
Incorporation or Organization       I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY  Attn: Andre Anderson               10285
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



Balance Sheets                          At February  28,       At November 30,
                                                   1997                  1996
Assets
Investments in real estate:
  Properties                               $  5,844,128          $  5,844,128
  Less accumulated depreciation              (1,609,360)           (1,567,164)
  Mortgage loan investments                   9,675,900             9,675,900
                                             13,910,668            13,952,864
Property held for disposition                 3,971,304             3,971,304
Cash and cash equivalents                     1,433,294             1,818,059
Interest receivable - deferred, net of
  valuation allowance of $2,350,789
  in 1997 and $2,145,176 in 1996              1,674,100             1,674,100
Other assets                                     49,827                49,827
        Total Assets                       $ 21,039,193          $ 21,466,154
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                     $    253,921          $    507,842
  Accounts payable and accrued expenses          86,253               263,985
  Due to general partners and affiliates         11,056                11,094
  Deferred income - loan modification fees       14,663                19,794
  Security deposits                              69,383                72,620
        Total Liabilities                       435,276               875,335
Partners' Capital:
  General Partners                              276,840               274,497
  Limited Partners                           20,327,077            20,316,322
        Total Partners' Capital              20,603,917            20,590,819
        Total Liabilities and
         Partners' Capital                 $ 21,039,193          $ 21,466,154



Statement of Partners' Capital
For the three months ended                General        Limited
February 28, 1997                        Partners       Partners         Total

Balance at December 1, 1996            $  274,497   $ 20,316,322  $ 20,590,819
Net income                                 15,039        251,980       267,019
Cash distributions                        (12,696)      (241,225)     (253,921)
Balance at February 28, 1997           $  276,840   $ 20,327,077  $ 20,603,917


Statements of Operations
For the three months ended February 28 and February 29,     1997          1996
Income
Rental                                                $  667,948    $  617,243
Mortgage interest                                        205,613       205,613
Interest                                                  19,005        23,283
Loan modification fees                                     5,131         5,131
        Total Income                                     897,697       851,270
Expenses
Property operating                                       321,218       347,824
Provision for losses                                     205,613             _
Depreciation                                              42,196        92,668
General and administrative                                61,651        36,728
        Total Expenses                                   630,678       477,220
        Net Income                                    $  267,019    $  374,050
Net Income Allocated:
To the General Partners                               $   15,039    $   22,409
To the Limited Partners                                  251,980       351,641
                                                      $  267,019    $  374,050
Per limited partnership unit
(96,490 outstanding)                                       $2.61         $3.64



Statements of Cash Flows
For the three months ended February 28 and February 29,     1997          1996

Cash Flows From Operating Activities:
Net income                                            $  267,019    $  374,050
Adjustments to reconcile net income to net cash
provided by  operating activities:
   Provision for losses                                  205,613             _
   Depreciation                                           42,196        92,668
   Deferred income - loan modification fees               (5,131)       (5,131)
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
        Interest receivable                             (205,613)            _
        Other assets                                           _        (7,269)
        Accounts payable and accrued expenses           (177,732)     (179,370)
        Due to general partners and affiliates               (38)          658
        Security deposits                                 (3,237)        1,862
Net cash provided by operating activities                123,077       277,468
Cash Flows From Financing Activities:
Distributions                                           (507,842)     (507,842)
Net cash used for financing activities                  (507,842)     (507,842)
Net decrease in cash and cash equivalents               (384,765)     (230,374)
Cash and cash equivalents, beginning of period         1,818,059     1,979,963
Cash and cash equivalents, end of period              $1,433,294    $1,749,589


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1997 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996 and the statement of partner's capital for the three months ended February 28, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996 and material contingencies exist, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On January 22, 1997, the Partnership delivered notice of default to Southridge Partners I ("Southridge") with respect to the Partnership's loans on Park View Village and Oaktree Village (the
"Loans"), respectively.   The Partnership indicated, among other
things, that the Loans are in default due to, without limitation, the failure of Southridge to make the payment of minimum interest due on January 1, 1997 and due to its failure to make the required monthly deferred minimum interest payments during 1996 and the required contingent interest payments for the first three quarters of 1996 (collectively the "Current Amounts Due") as required by each of the loan documents. The Partnership has demanded payment of the Current Amounts Due from Southridge with respect to each of the Loans, however, the Partnership has not accelerated payment of the outstanding balance of the Loans.

On February 21, 1997, the General Partners executed a Letter of Intent ("LOI") with Southridge, whereby, Southridge's default status on the Loans would be resolved. The resolutions contemplated in the LOI include: (i) Southridge deeding over Oaktree Village to the Partnership; and (ii) modifying the Park View Village mortgage to reflect additional terms and conditions, including but not limited to, an extension of the maturity date of the loan, the deferral of debt service payments until a capital improvement reserve account is fully funded with an agreed upon amount, and the inclusion of a discount payoff option for Southridge during the extension period, whereby, Southridge could payoff the aggregate of the $5,200,650 face amount of the Park View Village loan and the unpaid accrued interest which totaled $1,959,754 as of February 28, 1997, for $5,650,000.
The General Partners anticipate finalizing the terms in the LOI with a binding agreement with Southridge in the second fiscal quarter of 1997.

The Partnership has not received interest payments in the amount of $205,613, from Southridge with respect to the Loans on Park View Village and Oaktree Village for the first fiscal quarter of 1997. Pursuant to the LOI, the Partnership has recorded a loss provision in the amount of $205,613 for the first fiscal quarter of 1997.

The Partnership had signed a contract, dated January 24, 1997, to sell Chaparosa Apartments. On March 17, 1997, the prospective buyer executed its right to terminate the purchase agreement during the due diligence period. The General Partners have since resumed marketing Chaparosa Apartments for sale.


Part I, Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership's investment portfolio consists of: (1) two mortgage loans funded to Southridge Partners I ("Southridge") which are secured by two apartment properties, Park View Village and Oaktree Village; and (2) two apartment properties, Bryn Athyn Apartments and Chaparosa Apartments, which were acquired by the Partnership on July 14, 1989 and January 31, 1992, respectively.

The Partnership had signed a contract to sell Chaparosa Apartments, but on November 11, 1996 the prospective buyer, after evaluating the results of its due diligence, opted to exercise its right to terminate the purchase agreement. Subsequently, the Partnership signed a contract dated January 24, 1997 to sell the property to another unaffiliated institutional investor at an anticipated sales price of approximately $6,011,200. On March 17, 1997, the prospective buyer executed its right to terminate the purchase agreement during the due diligence period. The General Partners have since resumed marketing Chaparosa Apartments for sale.

At February 28, 1997, the Partnership had cash and cash equivalents of $1,433,294 which were invested in unaffiliated money market funds, compared with $1,818,059 at November 30, 1996. The decrease reflects cash distributions to Partners exceeding cash provided by operating activities during the first quarter of fiscal 1997.

The General Partners declared a cash distribution of $2.50 per Unit for the quarter ended February 28, 1997 which will be paid to investors on or about April 15, 1997. The distribution level was reduced from $5.00 per Unit in the preceeding quarter due to the Southridge default (see below) and the need to maintain adequate cash reserves to fund required capital improvements at Oaktree Village. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

On January 22, 1997, the Partnership delivered notice of default to Southridge Partners I with respect to the Partnership's loans on Park View Village and Oaktree Village (the "Loans"),
respectively.   The Partnership indicated, among other things,
that the Loans are in default due to, without limitation the failure of Southridge to make: i) the payment of minimum interest due on January 1, 1997; ii) the required monthly deferred minimum interest payments during 1996 and; iii) the required contingent interest payments for the first three quarters of 1996 as required by each of the loan documents. Additionally, the Partnership indicated that the Loans are in default due to Southridge's failure to adequately maintain, preserve and protect the condition of Park View and Oaktree. The Partnership has demanded payment of the current amounts due from Southridge with respect to each of the Loans, however, the Partnership has not accelerated payment of the outstanding balance of the Loans.

On February 21, 1997, the General Partners executed a Letter of Intent ("LOI") with Southridge, whereby, Southridge's default status on the Loans would be resolved. The resolutions contemplated in the LOI include: (i) Southridge deeding over Oaktree Village to the Partnership; and (ii) modifying the Park View Village mortgage to reflect additional terms and conditions, including but not limited to, an extension of the maturity date of the loan, the deferral of debt service payments until a capital improvement reserve account is fully funded with an agreed upon amount, and the inclusion of a discount payoff option for Southridge during the extension period, whereby, Southridge could payoff the aggregate of the $5,200,650 face amount of the Park View Village loan and the unpaid accrued interest which totaled $1,959,754 as of February 28, 1997, for $5,650,000.
The General Partners anticipate finalizing the terms in the LOI with a binding agreement with Southridge in the second fiscal quarter of 1997.

The Partnership has not received interest payments in the amount of $205,613, from Southridge with respect to the Loans on Park View Village and Oaktree Village for the first fiscal quarter of 1997. Pursuant to the LOI, the Partnership has recorded a loss provision in the amount of $205,613 for the first fiscal quarter of 1997.

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

Results of Operations

Partnership operations for the three months ended February 28, 1997 generated net income of $267,019 compared with net income of $374,050 for the corresponding period in fiscal 1996. The decrease is primarily due to a provision for losses of $205,613 in the fiscal 1997 period, representing past due mortgage interest on the Southridge Loans for the first quarter of fiscal 1997 (see "Liquidity and Capital Resources" above for a discussion of the Southridge default.)

Rental income totaled $667,948 for the three months ended
February 28, 1997, compared with $617,243 for the corresponding period in fiscal 1996. The increase primarily reflects higher rental rates at both of the Partnership's wholly-owned properties during the fiscal 1997 period.

Depreciation expense totaled $42,196 for the three months ended February 28, 1997 compared with $92,668 in the corresponding period in fiscal 1996. The decrease reflects the reclassification during the fourth fiscal quarter of 1996 of the Chaparosa property as an asset held for disposition. General and administrative expense totaled $61,651 for the three months ended February 28, 1997 compared with $36,728 for the corresponding period in fiscal 1996. The increase reflects higher printing and postage expense in the fiscal 1997 period and amounts paid in association with an environmental site assessment of Park View Village and Oaktree Village.

During the first three months of fiscal 1997 and 1996, average occupancy levels at the Partnership's two properties and at the properties securing the Partnership's equity participating loans were as follows:

Real Estate Investments:      1997      1996

Bryn Athyn Apartments         97%       96%
Chaparosa Apartments          97%       97%

Mortgage Loan Investments:

Oaktree Village               92%       94%
Park View Village             97%       97%



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K:

          On February 5, 1997 the Partnership filed a Form 8-K regarding the delivery of notice of defaults with respect to the two mortgage loans secured by Park View
          Village and Oaktree Village.

          On March 17, 1997, the Partnership filed a Form 8-K reporting the termination of the purchase agreement to sell Chaparosa Apartments.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HUTTON/CONAM REALTY PENSION INVESTORS

                    BY:  RPI REAL ESTATE SERVICES, INC.
                         General Partner



Date:  April 14, 1997  BY:  /s/ Paul L. Abbott
                           Paul L. Abbott
                           Director, President, Chief Executive
                           Officer and Chief Financial Officer