Form 10-Q
period 1997-05-31
HUTTON CONAM REALTY PENSION INVESTORS
filed 1997-07-15
CIK 706120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 1997

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
State or Other Jurisdiction                               I.R.S. Employer
of Incorporation or Organization                         Identification No.


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




BALANCE SHEETS                               At May 31,       At November 30,
                                                  1997                  1996
Assets
Investments in real estate:
  Properties                                $      ---           $ 5,844,128
  Less accumulated depreciation                    ---            (1,567,164)
  Mortgage loan investments                  9,675,900             9,675,900
                                             9,675,900            13,952,864

Property held for disposition                8,206,072             3,971,304

Cash and cash equivalents                    1,548,395             1,818,059
Interest receivable-deferred, net of
 valuation allowance of $2,556,402 in
 1997 and $2,145,176 in 1996                 1,674,100             1,674,100
Other assets                                    53,504                49,827
  Total Assets                             $21,157,971           $21,466,154
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                     $   253,921           $   507,842
  Accounts payable and accrued expenses        170,632               263,985
  Due to general partners and affiliates        11,776                11,094
  Deferred income-loan modification fees         9,532                19,794
  Security deposits                             69,877                72,620
   Total Liabilities                           515,738               875,335
Partners' Capital:
  General Partners                             275,011               274,497
  Limited Partners                          20,367,222            20,316,322
   Total Partners' Capital                  20,642,233            20,590,819
   Total Liabilities and Partners' Capital $21,157,971           $21,466,154



STATEMENT OF PARTNERS' CAPITAL
For the six  months ended May 31, 1997
                                     General         Limited
                                    Partners        Partners           Total
Balance at December 1, 1996       $  274,497    $ 20,316,322    $ 20,590,819
Net income                            25,906         533,350         559,256
Cash distributions                   (25,392)       (482,450)       (507,842)
Balance at May 31, 1997           $  275,011    $ 20,367,222    $ 20,642,233



STATEMENTS OF OPERATIONS
                                    Three months                Six months
                                    ended May 31,              ended May 31,
                                1997           1996         1997          1996
Income
Rental                     $ 680,147      $ 633,691   $1,348,095    $1,250,934
Mortgage interest            205,613        205,613      411,226       411,226
Interest                      18,178         20,870       37,183        44,153
Loan modification fees         5,131          5,131       10,262        10,262
 Total Income                909,069        865,305    1,806,766     1,716,575
Expenses
Property operating           346,902        294,414      668,120       642,238
Provision for losses         205,613            ---      411,226           ---
Depreciation                     ---         92,667       42,196       185,335
General and administrative    64,317         38,489      125,968        75,217
 Total Expenses              616,832        425,570    1,247,510       902,790
 Net Income                $ 292,237      $ 439,735   $  559,256    $  813,785
Net Income Allocated:
To the General Partners    $  10,867      $  25,694   $   25,906    $   48,103
To the Limited Partners      281,370        414,041      533,350       765,682
                           $ 292,237      $ 439,735   $  559,256    $  813,785
Per limited partnership unit
(96,490 outstanding)           $2.92          $4.29        $5.53         $7.94




STATEMENTS OF CASH FLOWS
For the six months ended May 31,                         1997            1996
Cash Flows From Operating Activities:
Net income                                         $  559,256      $  813,785
Adjustments to reconcile net income to net cash
provided by operating activities:
   Provision for losses                               411,226             ---
   Depreciation                                        42,196         185,335
   Deferred income-loan modification fees             (10,262)        (10,262)
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
     Interest receivable                             (411,226)            ---
     Other assets                                      (3,677)         (4,467)
     Accounts payable and accrued expenses            (93,353)       (124,202)
     Due to general partners and affiliates               682             347
     Security deposits                                 (2,743)          4,563
Net cash provided by operating activities             492,099         865,099
Cash Flows From Financing Activities:
Distributions                                        (761,763)     (1,015,684)
Net cash used for financing activities               (761,763)     (1,015,684)
Net decrease in cash and cash equivalents            (269,664)       (150,585)
Cash and cash equivalents, beginning of period      1,818,059       1,979,963
Cash and cash equivalents, end of period           $1,548,395      $1,829,378



NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1997 and the results of operations for the three and six months ended May 31, 1997 and 1996, cash flows for the six months ended May 31, 1997 and 1996 and the statement of partners' capital for the six months ended May 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

On February 21, 1997, the General Partners executed a Letter of Intent ("LOI") with Southridge, whereby, Southridge's default status on the Loans would be resolved. The resolutions contemplated in the LOI include: (i) Southridge transferring ownership of Oaktree Village to the Partnership; and (ii) modifying the Park View Village mortgage to reflect additional terms and conditions, including but not limited to, an extension of the maturity date of the loan, the deferral of debt service payments until a capital improvement reserve account is fully funded with an agreed upon amount, and the inclusion of a discount payoff option for Southridge during the extension period, whereby, Southridge could payoff the aggregate of the $5,200,650 face amount of the Park View Village loan and the unpaid accrued interest which totaled $2,070,267 as of May 31, 1997, for $5,650,000. The General Partners anticipate finalizing the terms in the LOI with a binding agreement with Southridge in the third f iscal quarter of 1997.

The Partnership has not received interest payments in the amount of $411,226, from Southridge with respect to the Loans on Park View Village and Oaktree Village for the first and second fiscal quarters of 1997. Pursuant to the LOI, the Partnership has recorded a loss provision in the amount of $411,226 for the first two fiscal quarters of 1997.

The Partnership had signed a contract, dated January 24, 1997, to sell Chaparosa Apartments. On March 17, 1997, the prospective buyer executed its right to terminate the purchase agreement during the due diligence period.

On June 17, 1997, the Partnership executed an agreement with an unaffiliated institutional buyer for the sale of Chaparosa Apartments at an estimated sales price of $6,000,000. The sale is scheduled to close no later than September 20, 1997. There can be no assurance that the sale will close.

On June 30, 1997 the Partnership executed a Letter of Intent with an unaffiliated institutional buyer for the sale of Bryn Athyn Apartments at an estimated sales price of $9.2 million. Accordingly, Bryn Athyn Apartments was reclassified to "Property held for disposition" at its net book value effective March 1, 1997. The sale is still subject to certain terms and conditions, and there can be no assurance that it will be completed.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
At May 31, 1997, the Partnership's investment portfolio consisted of: (1) two mortgage loans funded to Southridge Partners I ("Southridge") which are secured by two apartment properties, Park View Village and Oaktree Village; and (2) two apartment properties, Bryn Athyn Apartments and Chaparosa Apartments, which were acquired by the Partnership on July 14, 1989 and January 31, 1992, respectively.

Given the improvement in the performance of multifamily real estate, and the improvement in the real estate capital markets which has increased demand by potential buyers, the General Partners have determined that it is in the best interest of the Partnership to attempt to sell its properties in an orderly manner over the next few years. Assuming these efforts are successful, we would expect to distribute the sales proceeds and subsequently dissolve the Partnership in 1998 or 1999. However, meeting this objective will be dependent upon a variety of factors, many of which are not within the Partnership's control. Consequently, there can be no assurance any particular property can be sold, that particular prices will be achieved, or that all the properties can be sold within this time frame.

In keeping with this objective, on June 17, 1997, the Partnership executed an agreement with an unaffiliated institutional buyer for the sale of Chaparosa Apartments at an estimated sales price of $6,000,000. The sale is scheduled to close no later than September 20, 1997. The General Partners will pay a special cash distribution to the Limited Partners once the sale is complete. There can be no assurance the sale will close.

During the second quarter of fiscal 1997, the General Partners engaged a commercial real estate broker to commence marketing the Bryn Athyn property for sale. On June 30, 1997, the Partnership executed a Letter of Intent with an unaffiliated institutional buyer for the sale of Bryn Athyn Apartments at an estimated sales price of $9.2 million. Accordingly, Bryn Athyn Apartments was reclassified to "Property held for disposition" at its net book value effective March 1, 1997. The sale is still subject to certain terms and conditions, and there can be no assurance that it will be completed.

At May 31, 1997, the Partnership had cash and cash equivalents of $1,548,395 which were invested in unaffiliated money market funds, compared with $1,818,059 at November 30, 1996. The decrease reflects cash distributions to Partners exceeding cash provided by operating activities during the first six months of fiscal 1997.

The General Partners declared a cash distribution of $2.50 per Unit for the quarter ended May 31, 1997 which will be paid to investors on or about July 15, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Such distributions will be dependent on the outcome of our discussions with the borrower of the two mortgages (the "Loans") secured by Oaktree Village and Park View Village, as discussed below. Additionally, once the anticipated sales of Chaparosa Apartments and Bryn Athyn Apartments are completed, quarterly cash distributions from operations will be reduced to reflect the corresponding reduction in the Partnership's cash flow.

On January 22, 1997, the Partnership delivered notice of default to Southridge with respect to the Partnership's loans on Park View Village and Oaktree
Village (the "Loans"), respectively.   The Partnership indicated, among other
things, that the Loans are in default due to, without limitation the failure of Southridge to make: i) the payment of minimum interest due on January 1, 1997;
ii) the required monthly deferred minimum interest payments during 1996 and;
iii) the required contingent interest payments for the first three quarters of 1996 as required by each of the loan documents. Additionally, the Partnership indicated that the Loans are in default due to Southridge's failure to adequately maintain, preserve and protect the condition of Park View Village and Oaktree Village. The Partnership has demanded payment of the current amounts due from Southridge with respect to each of the Loans, however, the Partnership has not accelerated payment of the outstanding balance of the Loans.

On February 21, 1997, the General Partners executed a Letter of Intent ("LOI") with Southridge, whereby, Southridge's default status on the Loans would be resolved. The resolutions contemplated in the LOI include: (i) Southridge transferring ownership of Oaktree Village to the Partnership; and (ii) modifying the Park View Village mortgage to reflect additional terms and conditions, including but not limited to, an extension of the maturity date of the loan, the deferral of debt service payments until a capital improvement reserve account is fully funded with an agreed upon amount, and the inclusion of a discount payoff option for Southridge during the extension period, whereby, Southridge could payoff the aggregate of the $5,200,650 face amount of the Park View Village loan and the unpaid accrued interest which totaled $2,070,267 as of May 31, 1997, for $5,650,000. The General Partners anticipate finalizing the terms in the LOI with a binding agreement with Southridge in the third fiscal quarter of 1997.

The Partnership has not received interest payments in the amount of $411,226, from Southridge with respect to the Loans on Park View Village and Oaktree Village for the first six months of fiscal 1997. Pursuant to the LOI, the Partnership has recorded a loss provision in the amount of $411,226 for the first six months of fiscal 1997.

Results of Operations
Partnership operations for the three and six months ended May 31, 1997 generated net income of $292,237 and $559,256, respectively, compared with net income of $439,735 and $813,785 for the corresponding periods in fiscal 1996. The decrease in both periods is primarily due to a provision for losses in the fiscal 1997 periods totaling $205,613 and $411,226 for the three and six month periods, respectively. Such amounts represent past due mortgage interest on the Southridge Loans (see "Liquidity and Capital Resources" above for a discussion of the Southridge default).

Rental income totaled $680,147 and $1,348,095 for the three and six months ended May 31, 1997, respectively, compared with $633,691 and $1,250,934 for the corresponding periods in fiscal 1996. The increases in both periods primarily reflect higher rental rates at both of the Partnership's wholly-owned properties during the fiscal 1997 periods.

Property operating expense totaled $346,902 and $668,120 for the three and six months ended May 31, 1997, respectively, compared with $294,414 and $642,238 for the corresponding periods in fiscal 1996. The increases in both periods are primarily attributable to increased real estate tax expense at Chaparosa as a result of an increase in the assessed value of the property.

Depreciation expense totaled $0 and $42,196 for the three and six months ended May 31, 1997, compared with $92,667 and $185,335 in the corresponding periods in fiscal 1996. The decreases reflect the reclassification as assets held for disposition of the Chaparosa property during the fourth fiscal quarter of 1996, and the Bryn Athyn property during the second fiscal quarter of 1997. General and administrative expense totaled $64,317 and $125,968 for the three and six months ended May 31, 1997 compared with $38,489 and $75,217 for the corresponding periods in fiscal 1996. The increase reflects higher printing and postage expense in the fiscal 1997 period and increased legal costs related to the proposed Southridge mortgage modifications.

During the first six months of fiscal 1997 and 1996, average occupancy levels at the Partnership's two properties and at the properties securing the Partnership's equity participating loans were as follows:

               Real Estate Investments:    1997    1996

               Bryn Athyn Apartments        97%     96%
               Chaparosa Apartments         97%     96%

               Mortgage Loan Investments:

               Oaktree Village              91%     95%
               Park View Village            97%     97%




Part II   Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended May 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				HUTTON/CONAM REALTY PENSION INVESTORS

                                BY:  RPI REAL ESTATE SERVICES INC.
                                     A General Partner


Date:  July 15, 1997                 BY:  /s/ Paul L. Abbott
                                              Paul L. Abbott
                                              Director, President,
                                              Chief Executive Officer
                                              and Chief Financial Officer