Form 10-Q
period 1997-08-31
HUTTON CONAM REALTY PENSION INVESTORS
filed 1997-10-15
CIK 706120

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 1997

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



1764 San Diego Avenue
San Diego, CA    Attn:  Robert J. Svatos                10285
Address of Principal Executive Offices                  Zip Code


                                 (619) 297-6771
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____




Balance Sheets
                                             At August 31,    At November 30,
                                                     1997               1996
Assets
Investments in real estate:
  Properties                                  $        -        $ 5,844,128
  Less accumulated depreciation                        -         (1,567,164)
  Mortgage loan investments                    9,675,900          9,675,900
                                               9,675,900         13,952,864

Property held for disposition                  4,234,768          3,971,304
Cash and cash equivalents                      7,123,980          1,818,059
Interest receivable - deferred, net
 of valuation allowance of $2,762,015
 in 1997 and $2,145,176 in 1996                1,674,100          1,674,100
Other assets                                      53,504             49,827
        Total Assets                         $22,762,252        $21,466,154

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                       $   253,921        $   507,842
  Accounts payable and accrued expenses          124,304            263,985
  Due to general partners and affiliates          11,054             11,094
  Deferred income- loan modification fees          4,400             19,794
  Security deposits                               28,590             72,620
        Total Liabilities                        422,269            875,335

Partners' Capital:
  General Partners                               291,989            274,497
  Limited Partners                            22,047,994         20,316,322
        Total Partners' Capital               22,339,983         20,590,819
Total Liabilities and Partners' Capital      $22,762,252        $21,466,154






Statement of Partners' Capital
For the nine months ended August 31, 1997
                                         General          Limited
                                        Partners         Partners         Total
Balance at December 1, 1996             $274,497      $20,316,322   $20,590,819
Net income                                55,580        2,455,347     2,510,927
Cash distributions                       (38,088)        (723,675)     (761,763)
Balance at August 31, 1997              $291,989      $22,047,994   $22,339,983


Statements of Operations               Three months ended     Nine months ended
                                            August 31,            August 31,
                                          1997     1996       1997       1996
Income
Rental                                  $572,813 $658,486 $1,920,909 $1,909,420
Mortgage interest                        205,613  205,613    616,839    616,839
Interest                                  41,237   20,634     78,419     64,787
Loan modification fees                     5,181    5,131     15,443     15,393
        Total Income                     824,844  889,864  2,631,610  2,606,439

Expenses
Property operating                       338,487  388,963  1,006,607  1,031,201
Provision for losses                     205,613        -    616,839          -
Depreciation                                   -   88,671     42,196    274,006
General and administrative                47,765   47,959    173,733    123,176
        Total Expenses                   591,865  525,593  1,839,375  1,428,383
        Income from operations           232,979  364,271    792,235  1,178,056
Gain on sale of property               1,718,692        -  1,718,692          -
        Net Income                    $1,951,671 $364,271 $2,510,927 $1,178,056

Net Income Allocated:
To the General Partners               $   29,674 $ 21,760 $   55,580 $   69,863
To the Limited Partners                1,921,997  342,511  2,455,347  1,108,193
                                      $1,951,671 $364,271 $2,510,927 $1,178,056

Per limited partnership unit
(96,490 outstanding)                      $19.92    $3.55     $25.45     $11.49


Statements of Cash Flows
For the nine months ended August 31,                         1997         1996
Cash Flows From Operating Activities:
Net income                                             $2,510,927   $1,178,056
Adjustments to reconcile net income to net cash
provided by operating activities:
   Provision for losses                                   616,839            -
   Depreciation                                            42,196      274,006
   Deferred income- loan modification fees                (15,394)     (15,393)
   Gain on sale of property                            (1,718,692)           -
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Interest receivable                              (616,839)           -
        Other assets                                       (3,677)      (4,467)
        Accounts payable and accrued expenses            (139,681)     (59,159)
        Due to general partners and affiliates                (40)       1,000
        Security deposits                                 (44,030)       1,948
Net cash provided by operating activities                 631,609    1,375,991

Cash Flows From Investing Activities:
Net proceeds from sale of property                      5,689,996            -
Additions to real estate                                        -      (25,507)
Net cash used for investing activities                  5,689,996      (25,507)

Cash Flows From Financing Activities:
Distributions                                          (1,015,684)  (1,523,526)
Net cash provided by (used for) financing activities
                                                       (1,015,684)  (1,526,526)
Net increase (decrease) in cash and cash equivalents
                                                        5,305,921     (173,042)
Cash and cash equivalents, beginning of period          1,818,059    1,979,963
Cash and cash equivalents, end of period               $7,123,980   $1,806,921



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1997 and the results of operations for the three and nine months ended August 31, 1997 and 1996, cash flows for the nine months ended August 31, 1997 and 1996 and the statement of partners' capital for the nine months ended August 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On January 22, 1997, the Partnership delivered notice of default to Southridge Partners I ("Southridge") with respect to the Partnership's loans on Park View Village and Oaktree Village (the "Loans"). The Partnership indicated, among other things, that the Loans were in default due to, without limitation, the failure of Southridge to make the payment of minimum interest due on January 1, 1997 and its failure to make the required monthly deferred minimum interest payments during 1996 and the required contingent interest payments for the first three quarters of 1996 (collectively the "Current Amounts Due") as required by each of the loan documents. The Partnership demanded payment of the Current Amounts Due from Southridge with respect to each of the Loans, however, the Partnership did not accelerate payment of the outstanding balance of the Loans.

On February 21, 1997, the Partnership executed a Letter of Intent ("LOI") with Southridge, whereby Southridge's default on the Loans would be resolved. The LOI required for the borrower to deed over Oaktree Village to the Partnership and to modify the terms of the Park View Village note. On September 19, 1997, definitive agreements were signed consistent with the terms of the LOI. As a result, Oaktree Village was deeded to the Partnership. Oaktree's appraised value as of November 30, 1996, as determined by an independent appraisal, was $5.7 million. The Park View Village note was modified to provide for an extension of the maturity date to June 30, 1999, the deferral of debt service payments for the lesser of twelve months commencing January 1, 1997, or until a capital improvement reserve account is fully funded with an agreed upon amount, and the inclusion of a discounted payoff option for the borrower during the extension periods. The payoff option enables the borrower to pay off the $5.2 million outstanding principal balance of the Park View Village note and any accrued interest, which totaled approximately $2.2 million at August 31, 1997, for $5.65 million.

The Partnership has not received interest payments in the amount of $616,839, from Southridge with respect to the Loans on Park View Village and Oaktree Village for the first nine months of 1997. Pursuant to the LOI, the Partnership recorded a loss provision in the amount of $616,839 for the first nine months of 1997.

On August 6, 1997, the Partnership closed the sale of the Chaparosa Apartments to Apple Residential Income Trust, Inc., an unaffiliated company, for net proceeds totaling $5,689,996 and a gain on sale of approximately $1.7 million.

On September 22, 1997, the Partnership closed the sale of the Bryn Athyn Apartments to SCA North Carolina Limited Partnership, an unaffiliated company, for net proceeds totaling approximately $8,887,000, and a gain on sale of approximately $4.7 million.

On October 8, 1997, ConAm Property Services III, Ltd., a co general partner of the Partnership, acquired RPI Real Estate Services Inc.'s co-general partner interest in the Partnership. As a result, ConAm Property Services III, Ltd. will now serve as the sole general partner of the Partnership. See Part II,
Item 5 of this 10-Q for additional information.

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


Liquidity and Capital Resources
At August 31, 1997, the Partnership's investment portfolio consisted of: (1) two mortgage loans funded to Southridge Partners I ("Southridge") which were secured by two apartment properties, Park View Village and Oaktree Village; and
(2) one apartment property, Bryn Athyn Apartments ("Bryn Athyn"), which was acquired by the Partnership on July 14, 1989. As discussed below, the Partnership completed the sale of Bryn Athyn on September 22, 1997. Additionally, the Partnership formerly owned an additional property, Chaparosa Apartments which, as discussed below, was sold on August 6, 1997.

Given the improvement in the performance of multifamily real estate, and the improvement in the real estate capital markets which has increased demand by potential buyers, the General Partner has determined that it is in the best interest of the Partnership to attempt to sell its properties in an orderly manner over the next few years. In keeping with this objective, on August 6, 1997, the Partnership closed on the sale of Chaparosa Apartments ("Chaparosa"). The Property sold for net sales proceeds of $5,689,996 to Apple Residential Income Trust, Inc., which is unaffiliated with the Partnership. In addition, on September 22, 1997 the Partnership sold Bryn Athyn to SCA North Carolina Limited Partnership, which is unaffiliated with the Partnership, for net sales proceeds of approximately $8,887,000. Both selling prices were determined by arm's length negotiations between the Partnership and the respective buyers.

As a result of the sales, the Partnership intends to pay a special cash distribution in the near future. Additionally, the Partnership will pay its third quarter cash distribution from operations prior to the end of October, 1997 in the amount of $2.50 per Unit. Including this distribution, cumulative cash distributions total $507.18 per original $500 Unit. Future quarterly cash distributions from operations may be reduced, or suspended, to reflect the corresponding reduction in the Partnership's cash flow as a result of the sale of Chaparosa and Bryn Athyn Apartments. Additionally, future cash distributions will now be dependent on the operations of Oaktree Village which, as discussed below, was deeded to the Partnership by the borrower in September 1997, and the Partnership's mortgage loan investment in Park View Village, the terms of which were modified, as detailed below.

On January 22, 1997, the Partnership delivered notice of default to Southridge with respect to the Partnership's loans on Park View Village and Oaktree Village (the "Loans"). The Partnership indicated, among other things, that the Loans were in default due to, without limitation, the failure of Southridge to make: i) the payment of minimum interest due on January 1, 1997; ii) the required monthly deferred minimum interest payments during 1996 and; iii) the required contingent interest payments for the first three quarters of 1996 as required by each of the loan documents. Additionally, the Partnership indicated that the Loans were in default due to Southridge's failure to adequately maintain, preserve and protect the condition of Park View Village and Oaktree Village. The Partnership demanded payment of the amounts due from Southridge with respect to each of the Loans, however, the Partnership did not accelerate payment of the outstanding balance of the Loans.

On February 21, 1997, the Partnership executed a Letter of Intent ("LOI") with Southridge, whereby Southridge's default on the Loans would be resolved. The LOI called for the borrower to deed over Oaktree Village to the Partnership and modify the terms of the Park View Village note. On September 19, 1997, definitive agreements were signed consistent with the terms of the LOI. As a result, Oaktree Village was deeded to the Partnership. Oaktree's appraised value as of November 30, 1996, as determined by an independent appraisal, was $5.7 million. The Park View Village note was modified to provide for an extension of the maturity date to June 30, 1999, the deferral of debt service payments for the lesser of twelve months commencing January 1, 1997, or until a capital improvement reserve account is fully funded with an agreed upon amount, and the inclusion of a discounted payoff option for the borrower during the extension periods. The payoff option enables the borrower to pay off the $5.2 million outstanding principal balance of the Park View Village note and any accrued interest, which totaled approximately $2.2 million at August 31, 1997, for $5.65 million.

The Partnership had not received interest payments in the amount of $616,839 from Southridge with respect to the Loans on Park View Village and Oaktree Village during the first nine months of fiscal 1997. Pursuant to the LOI, the Partnership has recorded a loss provision in the amount of $616,839 for the first nine months of fiscal 1997.

At August 31, 1997, the Partnership had cash and cash equivalents of $7,123,980 which were invested in unaffiliated money market funds, compared with $1,818,059 at November 30, 1996. The increase is primarily attributable the proceeds received from the August 6, 1997 sale of Chaparosa.

Results of Operations
Partnership operations for the three and nine months ended August 31, 1997 generated net income of $1,951,671 and $2,510,927, respectively, compared with net income of $364,271 and $1,178,056 for the corresponding periods in fiscal 1996. The increases in both periods are primarily attributable to the gain realized on the sale of Chaparosa. Excluding this gain, the Partnership generated income from operations totaling $232,979 and $792,235, respectively, for the three and nine months ended August 31, 1997, compared to $364,271 and $1,178,056 for the corresponding periods in fiscal 1996. The decreases for both periods are primarily attributable to a provision for losses totaling $205,613 and $616,839 for the three and nine month periods ended August 31, 1997, respectively. Such amounts represent past due mortgage interest on the Southridge Loans (see "Liquidity and Capital Resources" above for a discussion of the Southridge default).

Rental income totaled $572,813 and $1,920,909 for the three and nine months ended August 31, 1997, respectively, compared with $658,486 and $1,909,420 for the corresponding periods in fiscal 1996. The decrease for the three month period is primarily attributable to the sale of Chaparosa in August 1997.

Interest income totaled $41,237 and $78,419 for the three and nine months ended August 31, 1997, respectively, compared to $20,634 and $64,787 for the corresponding periods in fiscal 1996. The increases for both periods are primarily due to higher average cash balances maintained by the Partnership during the 1997 periods.

Property operating expense totaled $338,487 and $1,006,607 for the three and nine months ended August 31, 1997, respectively, compared with $388,963 and $1,031,201 for the corresponding periods in fiscal 1996. The decreases in both periods are primarily attributable to a decrease in repairs and maintenance at Bryn Athyn during the 1997 periods.

Depreciation expense totaled $0 and $42,196 for the three and nine months ended August 31, 1997, compared with $88,671 and $274,006 in the corresponding periods in fiscal 1996. The decreases reflect the reclassification as assets held for disposition of Chaparosa during the fourth fiscal quarter of 1996, and the Bryn Athyn property during the second fiscal quarter of 1997.

General and administrative expense totaled $47,765 and $173,733 for the three and nine months ended August 31, 1997 compared with $47,959 and $123,176 for the corresponding periods in fiscal 1996. The increase for the nine month period is primarily attributable to costs associated with environmental assessment work completed on Park View Village and Oaktree Village.

During the first nine months of fiscal 1997 and 1996, average occupancy levels at the properties securing the Partnership's loans were as follows:

Real Estate Investments:      1997      1996
Oaktree Village               92%       96%
Mortgage Loan Investments:
Park View Village             97%       97%


Part II        Other Information
Items 1-4      Not applicable.
Item 5         Other Information
               ConAm Property Services III, Ltd. ("CPS III") and RPI Real Estate Services Inc. ("RPI") have served as co-general partners of the Partnership since its inception. On October 8, 1997, CPS
               III acquired RPI's co-general partner interest in the Partnership pursuant to a Purchase
               Agreement between CPS III and RPI dated August
               29, 1997. As a result, CPS III will now serve as the sole general partner of the Partnership.
               In conjunction with this transaction, the name of the Partnership will be changed from Hutton/ConAm Realty Pension Investors to ConAm
               Realty Pension Investors in the near future.
               The purchase of RPI's interest by CPS III will not affect the Partnership's operations.

Item 6         Exhibits and reports on Form 8-K.

                       (a) Exhibits -

                      (27) Financial Data Schedule (b)

                           Reports on Form 8-K

                           On August 6, 1997, the Partnership filed a
                           Form 8-K reporting the August 6, 1997 sale of Chaparosa Apartments.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 HUTTON/CONAM REALTY PENSION INVESTORS
                                 BY:  CONTINENTAL AMERICAN
                                      DEVELOPMENT, INC.
                                      General Partner
Date:  October 15, 1997               BY:  /s/Daniel J. Epstein
                                           Director, President, and
                                           Principal Executive Officer


Date:  October 15, 1997               BY:  /s/Robert J. Svatos
                                           Chief Financial Officer