Form 10-K
period 1997-11-30
HUTTON CONAM REALTY PENSION INVESTORS
filed 1998-03-06
CIK 706120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the fiscal year ended:  November 30, 1997

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission file number:  0-13330

                         CONAM REALTY PENSION INVESTORS
                               formerly known as
                     HUTTON/CONAM REALTY PENSION INVESTORS
             (Exact name of registrant as specified in its charter)


      New York                      0-13330                 11-2673854
State or other jurisdiction        Commission              IRS Employer
  of incorporation                 File Number           Identification No.

1764 San Diego Avenue
San Diego, CA  92110 Attn.: Robert J. Svatos                92110-1906
Address of principal executive offices                       Zip Code

Registrant's telephone number, including area code (619) 297-6771

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997.






                                PART I

Item 1.  Business

(a) General Description of Business and Objectives

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual Results could differ materially from those projected in or contemplated by the forward-looking statements as a result of a number of factors, including those identified herein.

ConAm Realty Pension Investors, (formerly known as Hutton/ConAm Realty Pension Investors), (the "Partnership") is a New York limited partnership formed on January 23, 1984. ConAm Property Services III, Ltd. ("CPS III"), a California limited partnership, and RPI Real Estate Services, Inc. ("RPI"), a Delaware corporation, were the original co-general partners of the Partnership since its inception. On October 8, 1997, CPS III acquired RPI's co-general partner interest in the Partnership effective July 1, 1997, pursuant to a Purchase Agreement between CPS III and RPI dated August 29, 1997. As a result, CPS III now serves as the sole general partner of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Pension Investors to ConAm Realty Pension Investors.

The Partnership was organized to engage in the business of investing in multifamily residential rental properties by making equity participating loans secured by first mortgages or deeds of trust on such properties. The Partnership originally invested in five equity participating mortgage loans, one of which was repaid in December 1987. Three of the borrowers defaulted under the equity participating loans and the Partnership obtained title to the properties which secured such loans through foreclosure or deeds in lieu of foreclosure. As a result, the Partnership became an owner and operator of the properties. During its fiscal year ended November 30, 1997, the Partnership sold two of the properties, Chaparosa Apartments in Irving, Texas and Bryn Athyn Apartments in Raleigh, North Carolina, to purchasers unaffiliated with the Partnership for sale prices of $6.0 million and $9.2 million, respectively. See Item 7 and Note 4 to the Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14 for additional information regarding these property sales. Information regarding the Partnership's two remaining investments in property is set forth below.

(1) On September 28, 1984, the Partnership funded an equity participating loan in the amount of $4,475,250 to Southridge Partners I, ("Southridge"), a privately offered New York limited partnership, whose general partners are affiliates of RPI and CPS III, in connection with the purchase by Southridge of Oaktree Village ("Oaktree"), a 160-unit apartment complex located in Jacksonville, Florida. On September 19, 1997, the Partnership obtained legal title to Oaktree through a deed in lieu of foreclosure. As a result, Oaktree is now recorded as a real estate investment rather than a mortgage loan investment on the Partnership's balance sheet. For more information on the defaulted loan and the transfer of ownership of Oaktree to the Partnership, reference is made to Item 7 and Note 4 to the financial statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under
    Item 14.

(2) On December 21, 1984, the Partnership funded an equity participating loan in the amount of $5,200,650 to Southridge, in connection with the purchase by Southridge of Park View Village ("Park View"), a 184-unit apartment complex located in Winter Park (a suburb of Orlando), Florida. On September 19, 1997, the Partnership and Southridge signed a definitive agreement to modify the terms of the loan secured by Park View, which among other things, allowed for an extension of the maturity date of the loan and a conditional deferral of debt service payments. Reference is made to Item 7 and Note 4 to the financial statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14, for more information on the Park View Loan.

Funds held as working capital are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property are:

(1) To participate in the capital appreciation of the various properties in which it invests;

(2)         To provide quarterly cash distributions;

(3) To preserve and protect the capital appreciation of the properties in which it invests; and

(4) To provide increased cash distributions as the cash flow from the properties increases.

Distribution of income is the Partnership's objective during its operational phase, while preservation and appreciation of capital are the Partnership's longer term objectives. Future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's investment properties are located, will be important factors to attaining the Partnership's investment objectives, especially with regard to achievement of capital appreciation.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

Competition

The Partnership's real property investment and the property securing the Partnership's outstanding mortgage loan are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's inception due principally to the addition of the newly constructed apartment complexes offering increased residential and recreational amenities. The investment properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners, developers and financiers in the rental and leasing of its properties and the properties securing its outstanding mortgage loans by offering competitive rental rates and, if necessary, leasing incentives. In some cases, the Partnership may compete with other properties owned by partnerships affiliated with the General Partner.

For information with respect to market conditions in the areas where the Partnership's properties are located, please refer to Item 2 below.

Employees

The Partnership has no employees. Services are provided by CPS III, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS III, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. ConAm Management provides property management services with respect to Park View pursuant to an agreement with Southridge, as the property owner. In addition, the Partnership has entered into a management agreement with ConAm Management pursuant to which ConAm Management provides property management services with respect to Oaktree Village. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective December 1, 1997, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbetts, and Snell, an unaffiliated company located in San Diego, California. See Item 13 of this report and Note 7 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14, for a further description of the service and management agreements between the Partnership and affiliated entities.

Item 2.  Properties

Below is a description of Oaktree Village, which is owned by the Partnership, and Park View, which secures the Partnership's remaining mortgage loan, and a discussion of current market conditions in the areas where the properties are located. For information on the acquisition of the properties and terms of the mortgage loans, reference is made to Note 4 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14. The appraised value of the Partnership's real estate investment is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997. Average occupancy rates at each property are incorporated by reference to Item 7.

Oaktree Village -  Jacksonville, Florida
This 160-unit apartment complex is situated in southeast Jacksonville, approximately 8 miles from the central business district, in the Baymeadows/Deerwood community. The Southeast submarket, where Oaktree Village is located, has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Southeast submarket reported an average apartment occupancy rate of 96% as of the fourth quarter of 1997. Given the strong market conditions, several apartment projects are in the planning or construction phase. During 1997, 2,791 new units were permitted for construction with an additional 2,000 units permitted to be built in 1998. This new construction is expected to soften the market by outpacing population and job growth and will continue to affect the region for the next several months, as new units become available. While vacancy rates remained low in 1997, the use of rental concessions in the Jacksonville submarket has recently increased to attract and retain tenants in anticipation of the new competition.

Park View Village - Winter Park, Florida
This 184-unit apartment complex is located in metropolitan Orlando, approximately 10 miles northeast of the central business district. The North Orlando/Winter Park/Maitland submarket, where the property is located, experienced average occupancy of approximately 99% as of November 30, 1997, slightly above levels seen in Metro Orlando. New construction in the submarket continues at a healthy pace, with a net of 412 units added between September 1995 and September 1996, but population growth has kept pace with the new units coming on line. Over the past five years, the submarket has shown moderate growth and the average rent per square foot also has increased moderately. During 1997 the Partnership initiated a renovation project that includes replacement of balconies, replacing wood siding with vinyl, stair replacement where required and a complete exterior painting. The renovation project is scheduled to be completed by the third quarter of 1998 at an estimated aggregate cost of $400,000.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.




                               PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

As of November 30, 1997, the number of Unitholders of record was 5,251.

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of adjusted cash from operations are determined by the General Partner on a quarterly basis, with distributions occurring approximately 45 days after the close of each fiscal quarter. The Partnership has paid quarterly cash distributions since the initial closing of its public offering in February 1984. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14. Reference is made to Item 7 for a discussion of the General Partner's expectations for future cash distributions.

Item 6.   Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1997, which is filed as an exhibit under Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At November 30, 1997, the Partnership's investment portfolio consisted of: (1) a mortgage loan funded to Southridge Partners I ("Southridge") which is secured by Park View Village, an apartment property; and (2) an apartment property, Oaktree Village, which was acquired by the Partnership on September 19, 1997 in lieu of foreclosure. As discussed below, the Partnership completed the sales of Chaparosa Apartments on August 6, 1997, and Bryn Athyn Apartments on September 22, 1997.

Given the improvement in the performance of multifamily real estate and the improvement in the real estate capital markets which has increased demand by potential buyers, it was determined that it is in the best interest of the Partnership to attempt to sell its remaining properties over the next few years. In keeping with this objective, on August 6, 1997, the Partnership closed on the sale of Chaparosa Apartments. The property sold for net sales proceeds of $5,689,996 to Apple Residential Income Trust, Inc., which is unaffiliated with the Partnership. In addition, on September 22, 1997 the Partnership sold Bryn Athyn to SCA North Carolina Limited Partnership, which is unaffiliated with the Partnership, for net sales proceeds of $8,886,566. Both selling prices were determined by arm's length negotiations between the Partnership and the respective buyers.

As a result of these sales, on October 31, 1997, the Partnership paid a special cash distribution in the amount of $150.00 per Unit which represented substantially all of the net proceeds from the sales. The General Partners also declared a cash distribution of $2.50 per Unit for the quarter ended November 30, 1997 which was paid to the limited partners on January 15, 1998. Including these distributions, cumulative cash distributions total $660.68 per original $500 Unit. Future quarterly cash distributions from operations may be reduced, or suspended, to reflect the corresponding reduction in the Partnership's cash flow as a result of the sales of Chaparosa and Bryn Athyn. Additionally, future cash distributions will now be dependent on the operations of Oaktree Village which, as discussed below, was deeded to the Partnership by the borrower in September 1997, and the Partnership's mortgage loan investment in Park View Village, the terms of which were modified, as detailed below. In addition, the Partnership is aware that Southridge is attempting to refinance the Park View property with an unaffiliated lender.

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

On February 21, 1997, the Partnership executed a Letter of Intent ("LOI") with Southridge, whereby Southridge's default on the Loans would be resolved. The LOI called for the borrower to deed over Oaktree Village to the Partnership and modify the terms of the Park View Village note. On September 19, 1997, definitive agreements consistent with the terms of the LOI were signed. As a result, Oaktree Village was deeded to the Partnership. Oaktree's appraised value as of November 30, 1996, as determined by an independent appraisal, was $5.7 million. The Park View Village note was modified to provide for an extension of the maturity date to June 30, 1999, the deferral of debt service payments for the lesser of twelve months commencing January 1, 1997, or until a capital improvement reserve account is fully funded with an agreed upon amount, and the inclusion of a discounted payoff option for the borrower during the extension periods. The payoff option enables the borrower to pay off the $5.2 million outstanding principal balance of the Park View Village note and any accrued interest, which totaled approximately $2.3 million at November 30, 1997, for $5.65 million.

Effective December 1, 1996, the Park View Village and Oaktree Village notes receivable were placed on non-accrual status. The Partnership did not receive interest payments in the amount of $727,353 that were due from Southridge with respect to the loans on Park View Village and Oaktree Village during fiscal 1997.

At November 30, 1997, the Partnership had cash and cash equivalents of $1,029,577 which were invested in unaffiliated money market funds, compared with $1,818,059 at November 30, 1996. The decrease is primarily attributable to cash distributions paid by the Partnership in 1997, the decline in rental income due to the sale of Chaparosa and Bryn Athyn and the reduction in interest income relating to the Partnership's mortgage loan investments. Net cash provided by operating activities also declined as a result of the Partnership not receiving interest payments in 1997 from Southridge with respect to the Park View and Oaktree loans.

Interest receivable, net of valuation allowance, declined from $1,674,100 at November 30, 1996 to $449,350 at November 30, 1997. The decrease is primarily attributable to the foreclosure on the Oaktree loan ,which eliminated interest receivable relating to the Oaktree loan.

Distribution Payable decreased from $507,842 at November 30, 1996 to $253,921 at November 30, 1997. The decrease is due to the General Partner's decision to reduce cash distributions due to the decrease in cash flow generated from the Partnership's mortgage loan investments and to reflect declining cash flow as a result of property sales.

Accounts payable and accrued expenses declined from $263,985 at November 30, 1996, to $183,988 at November 30, 1997. The decrease is primarily attributable to the decrease in real estate tax accruals resulting from the sales of Bryn Athyn and Chaparosa.

Results of Operations

1997 versus 1996

Partnership operations for the year ended November 30, 1997 generated net income of $7,222,388 compared with net income of $1,697,893 for fiscal 1996. The increase in net income is primarily due to the net gain of $1,718,692 recognized from the sale of Chaparosa and the net gain of $4,651,799 recognized from the sale of Bryn Athyn, partially offset by lower rental revenues in 1997 as a result of these sales. Excluding the gains on the sales of Chaparosa and Bryn Athyn, the Partnership generated income from operations of $851,898 for the fiscal year ended November 30, 1997.

Rental income totaled $2,244,670 for the fiscal year ended November 30, 1997 compared with $2,573,226 for fiscal 1996. The decrease is primarily attributable to the sales of Chaparosa and Bryn Athyn. Mortgage interest income during fiscal 1997 declined from fiscal 1996 due to the non-accrual of interest income in fiscal 1997. The Partnership did not recognize a recovery of valuation allowance in 1997 as compared to a recovery of valuation allowance of $550,000 on the Oaktree loan during 1996. The recovery of valuation allowance in 1996 was attributable to an increase in the fair market value of Oaktree, as determined by an independent appraisal conducted in November 1996. Interest and other income totaled $203,285 for the fiscal year ended November 30, 1997 compared to $85,423 in fiscal 1996. The increase is due to the Partnership maintaining higher average cash balances in 1997 compared to 1996, primarily due to the previously undistributed sales proceeds from the Chaparosa and Bryn Athyn sales.

Total expenses for the year ended November 30, 1997 were $1,614,954 compared with $2,353,732 for fiscal 1996. The provision for losses for the year ended November 30, 1997 was $0 compared with $450,000 for the year ended November 30, 1996. The decrease is attributable to the Park View Village note being placed on non-accrual status effective December 1, 1996. While the fair market value of Park View increased during 1996, as determined by an independent appraiser, the Partnership recorded a $450,000 loss provision for the year ended December 31, 1996 to reflect the carrying value of the Park View loan at the discount payoff amount.

Property operating expenses decreased slightly to $1,329,354 for the year ended November 30, 1997, compared with $1,388,362 for fiscal 1996. The decrease was a result of the sales of Bryn Athyn and Chaparosa Apartments during fiscal 1997 and a reduction in repairs and maintenance expenses relating to Bryn Athyn and Chaparosa Apartments during fiscal 1997 prior to being sold. This decrease was partially offset by an increase in property operating expenses related to the Partnership's ownership of Oaktree Village Apartments after the foreclosure in September 1997.

General and administrative expenses increased from $160,625 for the year ended November 30, 1996 to $215,461 for fiscal 1997. The increase is primarily due to higher legal fees, engineering consulting fees, and partnership administrative expenses in the 1997 period. During the 1997 period, certain expenses incurred by RPI, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RPI in prior periods, were reimbursable to RPI and their affiliates.

1996 versus 1995

Partnership operations for the year ended November 30, 1996 generated net income of $1,697,893 compared with net income of $1,188,552 for fiscal 1995. The increase is primarily due to an increase in rental income, and a $550,000 recovery of valuation allowance in 1996 , partially offset by an increase in the provision for losses on the Partnership's mortgage loan investments.

Rental income totaled $2,573,226 for the year ended November 30, 1996 compared with $2,431,302 for fiscal 1995. This increase is attributable to higher rental rates at the Partnership's wholly-owned properties and increased occupancy at Bryn Athyn. Mortgage interest income during fiscal 1996 was unchanged from fiscal 1995. The Partnership recognized a recovery of valuation allowance of $550,000 on the Oaktree loan during 1996. This was attributable to an increase in the fair market value of Oaktree, as determined by an independent appraisal conducted in November 1996. Interest and other income totaled $85,423 for the fiscal year ended November 30, 1996 compared to $100,829 in fiscal 1995. The decrease is the result of a reduction in interest rates and the Partnership maintaining lower cash balances in 1996 compared to 1995.

Total expenses for the year ended November 30, 1996 were $2,353,732 compared with $2,186,555 for fiscal 1995. The provision for losses for the year ended November 30, 1996 was $450,000 compared with $300,000 for the year ended November 30, 1995. While the fair market value of Park View increased during 1996, as determined by an independent appraiser, the Partnership recorded a $450,000 loss provision for the year ended December 31, 1996 to reflect the carrying value of the Park View loan at the discount payoff amount. The provision for loss in 1995 was related to the Park View loan.

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

For the years ended November 30, 1997, 1996 and 1995, average occupancy levels at the Partnership's properties and at the properties securing the Partnership's equity participating loans were as follows:

Investments in Real Estate                1997    1996   1995

Properties:
  Oaktree Village Apartments              93%     96%    96%
  Bryn Athyn Apartments                   _       97%    96%
  Chaparosa Apartments                    _       97%    97%

Mortgage Loan Investments:

  Park View Village                       99%     97%    95%

New Accounting Pronouncements

The Financial Accounting Standards Board also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Partnership's reported financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under
Item 14. Supplementary Data is incorporated by reference to pages F-1 to F-3 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective December 1, 1997, the Partnership advised Coopers & Lybrand L.L.P. that it was changing accounting firms and engaged KPMG Peat Marwick LLP.

Coopers & Lybrand L.L.P.'s report on the financial statements for the years ended December 31, 1996 and December 31, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There have been no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by ConAm Property Services III, Ltd. and RPI Real Estate Services, Inc., the General Partners of the Partnership at that time.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. CPS III, the General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

CPS III is a California limited partnership organized on August 30, 1982. The sole general partner of CPS III is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

                 Name                          Office

                 Daniel J. Epstein             President and Director
                 E. Scott Dupree               Vice President and Director
                 Robert J. Svatos              Vice President and Director
                 Ralph W. Tilley               Vice President
                 J. Bradley Forrester          Vice President

Daniel J. Epstein, 58, has been the President and a Director of ConAm Development. and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 47, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 39, is a Senior Vice President and is the Chief Financial Officer of ConAm Management since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 43, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick LLP, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 40, is the President of ConAm Management. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick LLP in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the state of Texas.

Item 11.  Executive Compensation

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 below with respect to a description of certain costs of the General Partner reimbursed by the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1997, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. Neither the General Partner nor any of its directors or executive officers owns any Units.

Item 13.  Certain Relationships and Related Transactions

RPI and CPS III received a total of $196,981 as the General Partners' allocable share of Net Cash from Operations and net sales proceeds with respect to the fiscal year ended November 30, 1997, pursuant to the Certificate and Agreement of Limited Partnership of the Partnership. Pursuant to the Certificate and Agreement of Limited Partnership of the Partnership, for the fiscal year ended November 30, 1997, $109,105 of the Partnership's income was allocated to RPI and CPS III. For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partner and former co-General Partner are entitled, reference is made to Note 7 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14.

The Partnership has entered into a property management agreement with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day to day management of Oaktree Village. The services include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management, etc. For such services, ConAm Management is entitled to receive a property management fee equal to 5% of gross revenues. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated herein by reference to Note 7 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14.

Southridge, the owner of Park View, has entered into a property management agreement with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day to day management of Park View Village. For such services, during the twelve months ended November 30, 1997, ConAm Management earned property management fees aggregating $98,130 from Southridge.

Pursuant to Section 11(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three fiscal years is incorporated by reference to Note 7 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14. PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1)    Financial Statements:                                         Page

  Balance Sheets - November 30, 1997 and 1996 .........................  (1)
  Statements of Operations - For the years ended
    November 30, 1997, 1996 and 1995 ..................................  (1)
  Statements of Partners' Capital - For the years ended
    November 30,1997, 1996 and 1995 ...................................  (1)
  Statements of Cash Flows - For the years ended
    November 30, 1997, 1996 and 1995 ..................................  (1)
  Notes to the Financial Statements ...................................  (1)
  Independent Auditors' Report ........................................  (1)
  Report of Former Independent Accountants ............................  (1)

 (a)(2) Financial Statement Schedule:

        Schedule III - Real Estate and Accumulated Depreciation .......  F-1

        Independent Auditors' Report ..................................  F-2

        Report of Former Independent Accountants ......................  F-3

    (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, filed as an exhibit under Item 14.

 (a)(3) Exhibits


 (4)(A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to Exhibit A to the Prospectus of Registrant dated June 24, 1983, contained in Amendment No. 3 to Registration Statement No. 2-79116 of Registrant filed June 21, 1983).

    (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 2-79116 of Registrant filed (June 13, 1983).

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

   (13) Annual Report to Unitholders for the fiscal year ended
        November 30, 1997.

   (27) Financial Data Schedule

   (99) Portions of the Prospectus of the Registrant dated June 24, 1983 (included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's 1987 Annual Report on Form 10-K for the fiscal year ended November 30, 1987).


    (b) Reports on Form 8-K

        On December 1, 1997, the Partnership filed a Form 8-K reporting the change in Partnership's Certifying Accountants.

        On August 15, 1997, the Partnership filed a Form 8-K disclosing the sale of Chaparosa Apartments.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 2, 1998


                             BY:    ConAm Property Services III, Ltd.
                                    General Partner


                             BY: Continental American Development, Inc. General Partner






                             BY:    /s/  Daniel J. Epstein
                             Name:  Daniel J. Epstein
                             Title: President, Director and
                                    Principal Executive Officer


Date:  March 2, 1998
                             BY:    /s/  E. Scott Dupree
                                    E. Scott Dupree
                                    Vice President and Director




Date:  March 2, 1998
                             BY:    /s/  Robert J. Svatos
                                    Robert J. Svatos
                                    Vice President and Director




Date:  March 2, 1998
                             BY:    /s/  Ralph W. Tilley
                                    Ralph W. Tilley
                                    Vice President




Date:  March 2, 1998
                             BY:    /s/  J. Bradley Forrester
                                    J. Bradley Forrester
                                    Vice President