Form 10-Q
period 1998-02-28
HUTTON CONAM REALTY PENSION INVESTORS
filed 1998-04-14
CIK 706120

               United States Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

or


      / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the transition period from       to


                        COMMISSION FILE NUMBER: 0-13330





                        CONAM REALTY PENSION INVESTORS
                        ------------------------------
                               formerly known as
                     HUTTON/CONAM REALTY PENSION INVESTORS
                     -------------------------------------
             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER




     New York                                        11-2673854
     --------                                        ----------
STATE OR OTHER JURISDICTION OF                    I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                     IDENTIFICATION NO.

1764 San Diego Avenue
San Diego, Ca. 92110  Attn. Robert J. Svatos           92110-1906
--------------------------------------------           ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                  ZIP CODE

                         (619)-297-6771
                         --------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes X   No
                  ---    ---

CONAM REALTY PENSION INVESTORS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

BALANCE SHEETS                                                        AT FEBRUARY 28,         AT NOVEMBER 30,
                                                                                1998                    1997
--------------------------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
 Properties:
  Land                                                                 $    1,200,000          $    1,200,000
  Buildings and improvements                                                4,816,989               4,800,000
                                                                       ---------------------------------------
                                                                            6,016,989               6,000,000
  Less accumulated depreciation                                               (75,943)                (27,943)
                                                                       ---------------------------------------
                                                                            5,941,046               5,972,057
 Mortgage loan investment                                                   5,200,650               5,200,650
                                                                       ---------------------------------------
                                                                           11,141,696              11,172,707
Cash and cash equivalents                                                     946,566               1,029,577
Interest receivable - deferred, net of valuation allowance
 of $1,399,890 in 1998 and 1997                                               449,350                 449,350
Other assets                                                                   64,838                  53,504
--------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                         $   12,602,450          $   12,705,138
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Distribution payable                                                  $          -            $      253,921
 Accounts payable and accrued expenses                                        136,581                 183,988
 Due to general partner and affiliates                                          4,529                   4,339
 Deferred income - loan modification fees                                       4,334                     897
 Security deposits                                                             32,386                  33,625
                                                                       ---------------------------------------
  Total Liabilities                                                           177,830                 476,770
                                                                       ---------------------------------------
Partners' Capital:
 General Partner                                                              188,584                 186,621
 Limited Partners (96,490 Units outstanding)                               12,236,036              12,041,747
                                                                       ---------------------------------------
  Total Partners' Capital                                                  12,424,620              12,228,368
-------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $   12,602,450          $   12,705,138
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

CONAM REALTY PENSION INVESTORS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
For the three months ended February 28,                        1998                    1997
--------------------------------------------------------------------------------------------
INCOME
Rental                                               $      267,029          $      667,948
Mortgage interest                                           110,514                 205,613
Interest and other income                                    10,762                  19,005
Loan modification fees                                        9,564                   5,131
                                                      --------------------------------------
  Total Income                                              397,869                 897,697
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
EXPENSES
Property operating                                          121,212                 321,218
Provision for losses                                            -                   205,613
Depreciation                                                 48,000                  42,196
General and administrative                                   32,405                  61,651
  Total Expenses                                            201,617                 630,678
--------------------------------------------------------------------------------------------
  NET INCOME                                         $      196,252          $      267,019
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
NET INCOME ALLOCATED:
  To the General Partner                             $        1,963          $       15,039
  To the Limited Partners                                   194,289                 251,980
--------------------------------------------------------------------------------------------
                                                     $      196,252          $      267,019
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
(96,490 UNITS OUTSTANDING)                           $         2.01          $         2.61
--------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

STATEMENT OF PARTNERS' CAPITAL
For the three months ended February 28, 1998

                                           General             Limited
                                           Partner             Partners                   Total
--------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1997              $ 186,621         $   12,041,747          $   12,228,368
Net income                                    1,963                194,289                 196,252
--------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1998              $ 188,584         $   12,236,036          $   12,424,620
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


See accompanying notes to the financial statements.

CONAM REALTY PENSION INVESTORS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the three months ended February 28,                            1998                    1997
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $      196,252          $      267,019
Adjustments to reconcile net income to net cash
provided by operating activities:
 Provision for losses                                                 -                   205,613
 Depreciation                                                      48,000                  42,196
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Interest receivable                                                 -                  (205,613)
  Other assets                                                    (11,334)                    -
  Accounts payable and accrued expenses                           (47,407)               (177,732)
  Due to general partner and affiliates                               190                     (38)
  Deferred income - loan modification fees                          3,437                  (5,131)
  Security deposits                                                (1,239)                 (3,237)
                                                              ------------------------------------
Net cash provided by operating activities                         187,899                 123,077
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to buildings and improvements                           (16,989)                    -
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions                                                    (253,921)               (507,842)
--------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                         (83,011)               (384,765)
Cash and cash equivalents, beginning of period                  1,029,577               1,818,059
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $      946,566          $    1,433,294
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

CONAM REALTY PENSION INVESTORS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTES TO THE FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1998 and the results of operations and cash flows for the three months ended February 28, 1998 and 1997 and the statement of partners' capital for the three months ended February 28, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to November 30, 1997, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

On March 19, 1998 ConAm Realty Pension Investors received $5,673,011 as final payment in full of its mortgage loan and interest receivable, from Southridge Partners I, a New York limited partnership. This payment included all principal($5,200,650) and interest ($472,361) due in accordance with the loan modification agreement.

On March 19, 1998, the general partner declared a special cash distribution of $58.00 per Unit regarding the proceeds received from the repayment of the above mortgage loan investment. The distribution was paid on March 27, 1998.

CONAM REALTY PENSION INVESTORS


PART I, ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1998, the Partnership's investment portfolio included a loan to Southridge Partners I which was secured by ParkView Village Apartments. The unpaid principal and interest on this loan, net of a valuation allowance, totaled $5,650,000 at February 28, 1998. It was paid in full on March 19, 1998.

At February 28, 1998, the Partnership had cash and cash equivalents of $946,566 which were invested in unaffiliated money market funds, compared with $1,029,577 at November 30, 1997. The decrease in cash and cash equivalents reflects cash distributions to partners and additions to buildings and improvements exceeding cash provided by operating activities during the first quarter of fiscal 1998.

On March 19, 1998, the General Partner declared a special cash distribution of the proceeds received from the payment of the mortgage loan and interest receivable from Southridge Partners I. The distribution was $58.00 per Unit and was paid on March 27, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three months ended February 28, 1998 generated net income of $196,252 compared with net income of $267,019 for the corresponding period in fiscal 1997. The decrease for the three month period is primarily attributable to reduced rental income resulting from the sales of two properties, Bryn Athyn and Chaparosa Apartments, in September, 1997 and August, 1997, respectively.

Rental income totaled $267,029 for the three months ended February 28, 1998 compared with $667,948 for the corresponding period in fiscal 1997. The decrease for the three month period is due to the net effect of the sale of Bryn Athyn and Chaparosa Apartments and the acquisition through a deed in lieu of foreclosure of Oaktree Village Apartments in September, 1997.

Mortgage interest income, net of provision for losses of $0 and $205,613, respectively, totaled $110,514 for the three months ended February 28, 1998 compared with $0 for the corresponding period in fiscal 1997. The increase is attributable to the collection of interest income earned on the Partnership's mortgage loan investment during the current period.

Property operating expenses for the three months ended February 28, 1998 totaled $121,212 compared with $321,218 for the corresponding period in fiscal 1997. The decrease is primarily attributable to the net effect resulting from the sales of Bryn Athyn and Chaparosa Apartments, and the acquisition through a deed in lieu of foreclosure of Oaktree Village Apartments.

During the first three months of fiscal 1998 and 1997, average occupancy levels at the Partnership's properties and at the properties securing the Partnership's equity participating loans were as follows:

           Investments in Real Estate             1998     1997
           --------------------------             ----     ----
           Oaktree Village Apartments             94%      -
           Bryn Athyn Apartments                  -        97%
           Chaparosa Apartments                   -        97%


           Mortgage Loan Investments
           -------------------------
           Park View Village Apartments           92%      97%
           Oaktree Village Apartments             -        92%

CONAM REALTY PENSION INVESTORS


PART II     OTHER INFORMATION

ITEMS 1-5   Not applicable

ITEMS 6     Exhibits and reports on Form 8-K

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K


            On December 15, 1997 ConAm Realty Pension Investors filed a Form 8-K (amended on December 17, 1997 by Form 8-K/A) regarding its change of auditors from Coopers & Lybrand L.L.P. to KPMG Peat Marwick LLP. There were no disagreements with Coopers & Lybrand on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.