Form 10-Q/A
period 1998-02-28
CONAM REALTY PENSION INVESTORS
filed 1998-04-27
CIK 706120

                  United States Securities and Exchange Commission
                               Washington, D.C. 20549

                                    FORM 10-Q/A

(Mark One)
    x     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
--------- Exchange Act of 1934
                   FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

or



          Transition Report Pursuant to Section 13 of 15(d) of the Securities --------- Exchange Act of 1934
                     For the transition period from ____ to ____


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
                    Yes  x   No
                       -----   -----

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         CONAM PROPERTY SERVICES III, LTD.
                         General Partner of ConAm Realty Pension Investors

                         BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                              GENERAL PARTNER


Date:  April 14, 1998         BY:/s/ DANIEL J. EPSTEIN
                                     -----------------
                                     Daniel J. Epstein
                                     Director, President, and Principal
                                     Executive Officer


Date:  April 14, 1998         BY:/s/ ROBERT J. SVATOS
                                     ----------------
                                     Robert J. Svatos
                                     Chief Financial Officer