Form 10-Q
period 1998-03-31
CONAM REALTY PENSION INVESTORS
filed 1998-07-14
CIK 706120

                United States Securities and Exchange Commission
                           Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X       Quarterly Report Pursuant to Section 13 or 15(d) of the
----------              Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998


or


___________ Transition Report Pursuant to Section 13 of 15(d) of the
                        Securities Exchange Act of 1934
                  For the transition period from ____ to ____


                        COMMISSION FILE NUMBER: 0-13330





                        CONAM REALTY PENSION INVESTORS
                        ------------------------------
             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER




     New York                                               11-2673854
     --------                                               ----------
STATE OR OTHER JURISDICTION OF               I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA  92110  Attn. Robert J. Svatos                92110-1906
--------------------------------------------                ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                       ZIP CODE

                               (619) 297-6771
                               --------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes   x      No
                   ------     ------

CONAM REALTY PENSION INVESTORS


---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                        AT MAY 31,       AT NOVEMBER 30,
                                                                           1998                  1997
---------------------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
     Properties:
       Land                                                         $  1,200,000       $   1,200,000
       Buildings and improvements                                      4,816,989           4,800,000
                                                                    -------------------------------------
                                                                       6,016,989           6,000,000
       Less accumulated depreciation                                    (124,113)            (27,943)
                                                                    -------------------------------------
                                                                       5,892,876           5,972,057
     Mortgage loan investment                                                  -           5,200,650
                                                                    -------------------------------------
                                                                       5,892,876          11,172,707
Cash and cash equivalents                                                517,102           1,029,577
Interest receivable - deferred, net of valuation allowance
     of $1,399,890 in 1997                                                     -             449,350
Other assets                                                             514,493              53,504
---------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                   $  6,924,471       $  12,705,138
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Distribution payable                                           $          -       $     253,921
     Accounts payable and accrued expenses                               135,322             183,988
     Due to general partner and affiliates                                 4,558               4,339
     Deferred income - loan modification fees                                  -                 897
     Security deposits                                                    32,671              33,625
                                                                    -------------------------------------
       Total Liabilities                                                 172,551             476,770
                                                                    -------------------------------------
Partners' Capital:
     General Partner                                                     132,361             186,621
     Limited Partners (96,490 Units outstanding)                       6,619,559          12,041,747
                                                                    -------------------------------------
       Total Partners' Capital                                         6,751,920          12,228,368
---------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $  6,924,471       $  12,705,138
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------




SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

CONAM REALTY PENSION INVESTORS


--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
                                                THREE MONTHS ENDED MAY 31,               SIX MONTHS ENDED MAY 31,
                                                  1998            1997                    1998              1997
--------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                      $  283,404      $  680,147              $  550,433      $  1,348,095
Mortgage interest                               23,011         205,613                 133,525           411,226
Interest and other income                        9,997          18,178                  20,759            37,183
Loan modification fees                           4,334           5,131                  13,898            10,262
                                              ----------------------------------------------------------------------
     Total Income                              320,746         909,069                 718,615         1,806,766
--------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                             169,353         346,902                 290,565           668,120
Provision for losses                                 -         205,613                       -           411,226
Depreciation                                    48,170               -                  96,170            42,196
General and administrative                      72,431          64,317                 104,836           125,968
                                              ----------------------------------------------------------------------
     Total Expenses                            289,954         616,832                 491,571         1,247,510
--------------------------------------------------------------------------------------------------------------------
     NET INCOME                              $  30,792      $  292,237              $  227,044        $  559,256
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
NET INCOME ALLOCATED:
     To the General Partner                  $     307      $   10,867              $    2,270        $   25,906
     To the Limited Partners                    30,485         281,370                 224,774           533,350
--------------------------------------------------------------------------------------------------------------------
                                             $  30,792      $  292,237              $  227,044        $  559,256
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
(96,490 UNITS OUTSTANDING)                   $    0.32      $     2.92              $     2.33        $     5.53
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED MAY 31, 1998


                                                               GENERAL                 LIMITED
                                                               PARTNER                PARTNERS              TOTAL
--------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1997                                $  186,621           $  12,041,747      $  12,228,368
Net income                                                       2,270                 224,774            227,044
Distributions                                                  (56,530)             (5,646,962)        (5,703,492)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1998                                     $  132,361            $  6,619,559       $  6,751,920
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------




SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

CONAM REALTY PENSION INVESTORS

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31                                             1998                     1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  227,044         $  559,256
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for losses                                                      -            411,226
     Depreciation                                                         96,170             42,196
     Increase (decrease) in cash arising from changes in
     operating assets and liabilities:
       Interest receivable - deferred, net                               449,350           (411,226)
       Other assets                                                     (460,989)            (3,677)
       Accounts payable and accrued expenses                             (48,666)           (93,353)
       Due to general partner and affiliates                                 219                682
       Deferred income - loan modification fees                             (897)           (10,262)
       Security deposits                                                    (954)            (2,743)
                                                                      ------------------------------------
Net cash provided by operating activities                                261,277            492,099
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to buildings and improvements                                  (16,989)               -
Collection of mortgage loan receivable                                 5,200,650                -
                                                                      ------------------------------------
Net cash flows provided by investing activities                        5,183,661                -
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                         (5,957,413)          (761,763)
-----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                               (512,475)          (269,664)
Cash and cash equivalents, beginning of period                         1,029,577          1,818,059
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  517,102       $  1,548,395
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------




SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

CONAM REALTY PENSION ENVESTORS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NOTES TO THE FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1998 and the results of operations for the three and six months ended May 31, 1998 and 1997, cash flows for the six months ended May 31, 1998 and 1997, and the statement of partners' capital for the six months ended May 31, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to November 30, 1997, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

On March 19, 1998 ConAm Realty Pension Investors received $5,673,011 as final payment in full of its mortgage loan and interest receivable, from Southridge Partners I, a New York limited partnership. This payment included all principal ($5,200,650) and interest ($472,361) due in accordance with the loan modification agreement.

On March 19, 1998, the general partner declared a special cash distribution of $58.00 per Unit regarding the proceeds received from the repayment of the above mortgage loan investment. The distribution was paid on March 27, 1998.

CONAM REALTY PENSION INVESTORS


PART I, ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1998, the Partnership had cash and cash equivalents of $517,102 which were invested in money market funds, compared with $1,029,577 at November 30, 1997. The decrease in cash and cash equivalents reflects cash distributions to partners exceeding cash provided by operating activities
during the first two quarters of fiscal 1998.   The increase in other assets
is primarily attributable to amounts due from the state of North Carolina regarding an overpayment of non-resident withholdings and to an increase in a deposit required by the Internal Revenue Service. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

On March 19, 1998, the General Partner declared a special cash distribution of the net proceeds received from the collection of the mortgage loan and interest receivable from Southridge Partners I. The distribution was $58.00 per Unit and was paid on March 27, 1998. The General Partner has suspended distributions this quarter to make significant capital improvements and increase reserves. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three and six months ended May 31, 1998 generated net income of $30,792 and $227,044 respectively, compared with net income of $292,237 and $559,256, respectively, for the corresponding periods in fiscal 1997. The decrease for the six month period is primarily attributable to reduced rental income resulting from the sales of two properties, Bryn Athyn and Chaparosa Apartments, in September, 1997 and August, 1997, respectively, partially offset by a reduction in property operating expenses.

Rental income totaled $283,404 and $ 550,433 for the three and six months ended May 31, 1998 compared with $680,147 and $1,348,095 for the corresponding periods in fiscal 1997. The decrease for the three and six-months periods is due to the net effect of the sale of Bryn Athyn and Chaparosa Apartments, offset by the acquisition through a deed in lieu of foreclosure of Oaktree Village Apartments in September, 1997.

Mortgage interest income totaled $23,011 and $133,525 for the three and six months ended May 31, 1998 compared with $0 and $0, net of provision for losses of $205,613 and $411,226, for the corresponding periods in fiscal 1997. The increase is attributable to the collection of interest income earned on the Partnership's mortgage loan investment during the six months ended May 31, 1998.

Property operating expenses for the three and six months ended May 31, 1998 totaled $169,353 and $290,565 compared with $346,902 and $668,120 for the corresponding periods in fiscal 1997. The decrease is attributable to the net effect resulting from the sales of Bryn Athyn and Chaparosa Apartments, and the acquisition through a deed in lieu of foreclosure of Oaktree Village Apartments.

During the first six months of fiscal 1998 and 1997, average occupancy levels at the Partnership's properties and at the properties securing the Partnership's loans were as follows:


     Investments in Real Estate         1998      1997
     --------------------------         ----      ----
     Oaktree Village Apartments          95%        -
     Bryn Athyn Apartments                -        97%
     Chaparosa Apartments                 -        97%

     Mortgage Loan Investments
     -------------------------
     Park View Village Apartments         -        97%
     Oaktree Village Apartments           -        91%

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


                         CONAM PROPERTY SERVICES III, LTD.
                         General Partner of ConAm Realty Pension Investors

                         BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                              GENERAL PARTNER


Date:  July 13, 1998          BY:/s/    DANIEL J. EPSTEIN
                                        -----------------
                                        Daniel J. Epstein
                                        Director, President, and
                                        Principal Executive Officer


Date:  July 13, 1998          BY:/s/    ROBERT J. SVATOS
                                        ----------------
                                        Robert J. Svatos
                                        Chief Financial Officer

CONAM REALTY PENSION INVESTORS


PART II        OTHER INFORMATION

ITEMS 1-5      Not applicable

ITEMS 6        Exhibits and reports on Form 8-K

               (a) Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K

               On April 6, 1998, ConAm Realty Pension Investors filed a Form 8-K regarding the collection of $5,673,011 on March 19, 1998 as final payment in full of its mortgage loan and interest receivable, from Southridge Partners I, a New York limited partnership. This payment included all principal ($5,200,650) and interest ($472,361) due in accordance with the loan modification agreement.