Form 10-K/A
period 1997-11-30
CONAM REALTY PENSION INVESTORS
filed 1998-10-13
CIK 706120

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                    FORM 10-K/A


                                    AMENDMENT NO.1


FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: November 30, 1997
                                               -----------------

                          COMMISSION FILE NUMBER:  0-13330
                                                   -------

                           CONAM REALTY PENSION INVESTORS
                           ------------------------------
                                 FORMERLY KNOWN AS
                       HUTTON/CONAM REALTY PENSION INVESTORS
                       -------------------------------------
                EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

               California                                        11-2673854
               ----------                                        ----------
STATE OR OTHER JURISDICTION OF INCORPORATION                  I.R.S. EMPLOYER
          OR ORGANIZATION                                    IDENTIFICATION NO.

Attentin: Robert J. Svatos
1764 San Diego Avenue, San Diego California                      92110-1906
-------------------------------------------                      ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                            ZIP CODE

                                   (619) 297-6771
                                   --------------
                 Registrant's telephone number, including area code




     The undersigned registrant hereby amends the following section of its Report for November 30, 1997 on Form 10-K as set forth in the pages attached hereto:

                                        PART I
ITEM 1.  BUSINESS
(a)  General Description of Business and Objectives

                                        PART I
ITEM 1.  BUSINESS

(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES

ConAm Realty Pension Investors, formerly known as Hutton/ConAm Realty Pension Investors, (the "Partnership") is a New York limited partnership formed on January 23, 1984. ConAm Property Services III, Ltd. ("CPS III"), a California limited partnership, and RPI Real Estate Services, Inc. ("RPI"), a Delaware corporation, were the original co-general partners of the Partnership since its inception. On October 8, 1997, CPS III acquired RPI's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS III and RPI dated August 29, 1997. As a result, CPS III now serves as the sole general partner of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Pension Investors to ConAm Realty Pension Investors

The Partnership was organized to engage in the business of investing in multifamily residential rental properties by making equity participating loans secured by first mortgages or deeds of trust on such properties. The Partnership originally invested in five equity participating mortgage loans, one of which was repaid in December 1987. Three of the borrowers defaulted under the equity participation loans and the Partnership obtained title to the properties which secured such loans through foreclosure or deeds in lieu of foreclosure. As a result, the Partnership became an owner and operator of the properties. During its fiscal year ended November 30, 1997, the Partnership sold two of the properties, Chaparpsa Apartments in Irving, Texas and Bryn Athyn Apartments in Raleigh, North Carolina, to purchasers unaffiliated with the Partnership for sale prices of $6.0 million and $9.2 million, respectively. See Item 7 and Note 4 to the Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14 for additional information regarding these property sales. Information regarding the Partnership's two remaining investments in property is set forth below.

(1) On September 28, 1984, the Partnership funded an equity participating loan in the amount of $4,475,250 to Southridge Partners 1, ("Southridge"), a privately offered New York limited partnership, whose general partners are affiliates of RPI and CPS III, in connection with the purchase by Southridge of Oaktree Village ("Oaktree"), a 160-unit apartment complex located in Jacksonville, Florida. On September 19, 1997, the Partnership obtained legal title to Oaktree through a deed in lieu of foreclosure. As a result, Oaktree is now recorded as a real estate investment rather than a mortgage loan investment on the Partnership's balance sheet.. For more information on the defaulted loan and the transfer of ownership of Oaktree to the Partnership, reference is made to Item 7 and Note 4 to the financial statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under
     Item 14.

(2) On December 21, 1984, the Partnership funded an equity participating loan in the amount of $5,200,650 to Southridge, in connection with the purchase by Southridge of Park View Village ("Park View"), a 184-unit apartment complex located in Winter Park (a suburb of Orlando), Florida. On September 19, 1997, the Partnership and Southridge signed a definitive agreement to modify the terms of the loan secured by Park View, which among other things, allowed for an extension of the maturity date of the loan and a condition deferral of debt service payments. Reference is made to Item 7 and Note 4 to the financial statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14, for more information on the Park View Loan.

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

(3) To preservation and protection of capital appreciation of the properties in which it invests; and

(4) To provide increased cash distributions as the cash flow from the properties increases.

Distribution of income is the Partnership's objective during its operational phase, while preservation and appreciation of capital are the Partnership's longer term objectives. Future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties are located, will be important factors to attaining the Partnership's investment objectives, especially with regard to achievement of capital appreciation.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

COMPETITION

The Partnership's real property investments and the property securing the Partnership's outstanding mortgage loans are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's inception due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The investment properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers and financiers in the rental and leasing of its properties and properties securing its outstanding mortgage loans by offering competitive rental rates and, if necessary, leasing incentives. In some cases, the Partnership may compete with other properties owned by partnerships affiliated with the General Partner.

For information with respect to market conditions in the areas where the Partnership's properties are located, please refer to Item 2 below.

EMPLOYEES

The Partnership has no employees. Services are provided by CPS III, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS III, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. ConAm Management provides management services with respect to Park View pursuant to an agreement with Southridge, as the property owner. In addition, the Partnership has entered into a management agreement with ConAm Management pursuant to which ConAm Management provides property management services with respect to Oaktree Village. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective December 1, 1997, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbitts, & Snell, an unaffiliated company located in San Diego, California. See Item 13 of this report and Note 7 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14, for a further description of the service and management agreements between the Partnership and affiliated entities.

                                      SIGNATURES

Pursuant to the requirements of Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   October 13, 1998         CONAM REALTY PENSION INVESTORS


                                  BY:  ConAm Property Services III, Ltd.
                                       General Partner of ConAm Realty Pension
                                       Investors


                                  BY:  Continental American Development, Inc.
                                       General Partner


                                  BY: /s/  Daniel J. Epstein
                                  --------------------------------------------
                                  Name:    Daniel J. Epstein
                                  Title:   President, Director and
                                           Principal Executive Officer