Form 10-Q
period 1998-08-31
CONAM REALTY PENSION INVESTORS
filed 1998-10-15
CIK 706120

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   -----  Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

or

   ----- Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-13330

                         CONAM REALTY PENSION INVESTORS
                         ------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

          New York                                                11-2673854
          --------                                                ----------
STATE OR OTHER JURISDICTION OF                I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA  92110  Attn. Robert J. Svatos                      92110-1906
--------------------------------------                             ----------
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

                                    Yes  X   No
                                       -----    -----

CONAM REALTY PENSION INVESTORS

BALANCE SHEETS                                                  AT AUGUST 31,          AT NOVEMBER 30,
                                                                         1998                     1997
-------------------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
    Properties:
       Land                                                         $  1,200,000           $  1,200,000
       Buildings and improvements                                      4,816,989              4,800,000
                                                                    -----------------------------------
                                                                       6,016,989              6,000,000
       Less accumulated depreciation                                    (172,283)               (27,943)
                                                                    -----------------------------------
                                                                       5,844,706              5,972,057
    Mortgage loan investment                                                   -              5,200,650
                                                                    -----------------------------------
                                                                       5,844,706             11,172,707
Cash and cash equivalents                                                779,436              1,029,577
Interest receivable - deferred, net of valuation allowance
    of $1,399,890 in 1997                                                      -                449,350
Other assets                                                             295,326                 53,504
-------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                 $  6,919,468           $ 12,705,138
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
    Distribution payable                                            $          -           $    253,921
    Accounts payable and accrued expenses                                161,080                183,988
    Due to general partner and affiliates                                  4,826                  4,339
    Deferred income - loan modification fees                                   -                    897
    Security deposits                                                     27,584                 33,625
                                                                    -----------------------------------
       Total Liabilities                                                 193,490                476,770
                                                                    -----------------------------------
Partners' Capital:
    General Partner                                                      132,102                186,621
    Limited Partners (96,490 Units outstanding)                        6,593,876             12,041,747
                                                                    -----------------------------------
       Total Partners' Capital                                         6,725,978             12,228,368
-------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $  6,919,468           $ 12,705,138
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           AUGUST 31,                            AUGUST 31,
                                                  1998                 1997               1998               1997
---------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                        $  282,583           $  572,813          $  833,016          $1,920,909
Mortgage interest                                      -              205,613             133,525             616,839
Interest and other income                              -               41,237              20,759              78,419
Loan modification fees                                 -                5,181              13,898              15,443
                                              -----------------------------------------------------------------------
       Total Income                              282,583              824,844           1,001,198           2,631,610
---------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                               211,738              338,487             502,303           1,006,607
Provision for losses                                   -              205,613                   -             616,839
Depreciation                                      48,170                    -             144,340              42,196
General and administrative                        48,617               47,765             153,453             173,733
                                              -----------------------------------------------------------------------
       Total Expenses                            308,525              591,865             800,096           1,839,375
---------------------------------------------------------------------------------------------------------------------
       Income (Loss) from operations             (25,942)             232,979             201,102             792,235
Gain on sale of property                               -            1,718,692                   -           1,718,692
---------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                      $  (25,942)          $1,951,671          $  201,102          $2,510,927
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
       To the General Partner                 $     (259)          $   29,674          $    2,011          $   55,580
       To the Limited Partners                   (25,683)           1,921,997             199,091           2,455,347
---------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                      $  (25,942)          $1,951,671          $  201,102          $2,510,927
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
    (96,490 UNITS OUTSTANDING)                $    (0.27)          $    19.92          $     2.06          $    25.45
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL

FOR THE NINE MONTHS ENDED AUGUST 31, 1998

                                                              GENERAL                 LIMITED
                                                              PARTNER                PARTNERS                    TOTAL
----------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1997                                $ 186,621            $ 12,041,747             $ 12,228,368
Net income                                                      2,011                 199,091                  201,102
Distributions                                                 (56,530)             (5,646,962)              (5,703,492)
----------------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1998                                  $ 132,102             $ 6,593,876              $ 6,725,978
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 1998                            1998                  1997
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   201,102           $ 2,510,927
Adjustments to reconcile net income to net cash
provided by operating activities:
    Provision for losses                                                   -               616,839
    Depreciation                                                     144,340                42,196
    Gain on sale of property                                               -            (1,718,692)
    Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
       Interest receivable - deferred, net                           449,350              (616,839)
       Other assets                                                 (241,822)               (3,677)
       Accounts payable and accrued expenses                         (22,908)             (139,681)
       Due to general partner and affiliates                             487                   (40)
       Deferred income - loan modification fees                         (897)              (15,394)
       Security deposits                                              (6,041)              (44,030)
                                                                 ---------------------------------
Net cash provided by operating activities                            523,611               631,609
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property                                         -             5,689,996
Additions to buildings and improvements                              (16,989)                    -
Collection of mortgage loan receivable                             5,200,650                     -
                                                                 ---------------------------------
Net cash provided by investing activities                          5,183,661             5,689,996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES-
Distributions                                                     (5,957,413)           (1,015,684)
--------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           (250,141)            5,305,921
Cash and cash equivalents, beginning of period                     1,029,577             1,818,059
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   779,436           $ 7,123,980
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

NOTES TO THE FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with the Partnership's 1997 Annual Report.

The unaudited interim financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1998 and the results of operations for the three and nine months ended August 31, 1998 and 1997, cash flows for the nine months ended August 31, 1998 and 1997, and the statement of partners' capital for the nine months ended August 31, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

On March 19, 1998 ConAm Realty Pension Investors received $5,673,011 as final payment in full of its mortgage loan and interest receivable, from Southridge Partners I, a New York limited partnership. This payment included all principal ($5,200,650) and interest ($472,361) due in accordance with the loan modification agreement.

On March 19, 1998, the general partner declared a special cash distribution of $58.00 per Unit regarding the proceeds received from the repayment of the above mentioned mortgage loan investment. The distribution was paid on March 27, 1998.

 PART I, ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1998, the Partnership had cash and cash equivalents of $779,436 which were invested in money market funds, compared with $1,029,577 at November 30, 1997. The decrease in cash and cash equivalents reflects cash distributions to partners exceeding cash provided by operating and investing activities during the first three quarters of fiscal 1998. The increase in other assets is primarily attributable to amounts due from the state of North Carolina regarding an overpayment of non-resident withholdings and to an increase in a deposit required by the Internal Revenue Service. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

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

RESULTS OF OPERATIONS

Partnership operations for the three and nine months ended August 31, 1998 generated net loss of ($25,942) and net income of $201,102 respectively, compared with net income of $1,951,671 and $2,510,927, respectively, for the corresponding periods in fiscal 1997. The decrease for the three month period is primarily attributable to a non-recurring gain on sale of the Chaparosa Apartments recognized in August, 1997. The decrease for the nine month period is primarily attributable to reduced rental income resulting from the sales of two properties, Bryn Athyn and Chaparosa Apartments, in September, 1997 and August, 1997, respectively, partially offset by a reduction in property operating expenses.

Rental income totaled $282,583 and $ 833,016 for the three and nine months ended August 31, 1998 compared with $572,813 and $1,920,909 for the corresponding periods in fiscal 1997. The decrease for the three and nine-months periods is due to the net effect of the sale of Bryn Athyn and Chaparosa Apartments, offset by the acquisition through a deed in lieu of foreclosure of Oaktree Village Apartments in September, 1997.

Mortgage interest income totaled $0 and $133,525 for the three and nine months ended August 31, 1998 compared with $0 and $0, net of provision for losses of $205,613 and $616,839, for the corresponding periods in fiscal 1997. The increase is attributable to the collection of interest income earned and of the Partnership's mortgage loan investment during the six months ended May 31, 1998.

Property operating expenses for the three and nine months ended August 31, 1998 totaled $211,738 and $502,303 compared with $338,487 and $1,006,607 for the corresponding periods in fiscal 1997. The decrease is attributable to the net effect resulting from the sales of Bryn Athyn and Chaparosa Apartments, and the acquisition through a deed in lieu of foreclosure of Oaktree Village Apartments.

During the first nine months of fiscal 1998 and 1997, average occupancy levels at the Partnership's properties and at the properties securing the Partnership's loans were as follows:

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

                              CONAM PROPERTY SERVICES III, LTD.
                              General Partner of ConAm Realty Pension Investors

                              BY:   CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                    GENERAL PARTNER

Date:  October 13, 1998                BY:/s/ DANIEL J. EPSTEIN
                                              -----------------
                                       Daniel J. Epstein
                                       Director, President, and Principal
                                       Executive Officer

Date:  October 13, 1998                BY:/s/ ROBERT J. SVATOS
                                              ----------------
                                       Robert J. Svatos
                                       Vice President and Director