Form 10-K
period 1998-11-30
CONAM REALTY PENSION INVESTORS
filed 1999-03-01
CIK 706120

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: NOVEMBER 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 0-13330

                       CONAM REALTY PENSION INVESTORS L.P.
              ----------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



         New York                       0-13330                  11-2673854
         --------                       -------                  ----------
STATE OR OTHER JURISDICTION           COMMISSION                IRS EMPLOYER
     OF INCORPORATION                 FILE NUMBER            IDENTIFICATION NO.

1764 San Diego Avenue
San Diego, CA  92110 Attn.: Robert J. Svatos                         92110-1906
--------------------------------------------                         ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                                ZIP CODE

Registrant's telephone number, including area code (619) 297-6771
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                 TITLE OF CLASS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998.

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES

ConAm Realty Pension Investors L.P., formerly known as Hutton/ConAm Realty Pension Investors (the "Partnership"), is a New York limited partnership formed on January 23, 1984. ConAm Property Services III, Ltd. ("CPS III"), a California limited partnership, and RPI Real Estate Services, Inc. ("RPI"), a Delaware corporation, were the original co-general partners of the Partnership since its inception. On October 8, 1997, CPS III acquired RPI's co-general partner interest in the Partnership effective July 1, 1997, pursuant to a Purchase Agreement between CPS III and RPI dated August 29, 1997. As a result, CPS III now serves as the sole general partner of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Pension Investors L.P. to ConAm Realty Pension Investors L.P.

The Partnership was organized to engage in the business of investing in multifamily residential rental properties by making equity participating loans secured by first mortgages or deeds of trust on such properties. The Partnership originally invested in five equity participating mortgage loans, one of which was repaid in December 1987. Three of the borrowers defaulted under the equity participating loans and the Partnership obtained title to the properties, which secured such loans through foreclosure or deeds in lieu of foreclosure. As a result, the Partnership became an owner and operator of the properties. During its fiscal year ended November 30, 1997, the Partnership sold two of the properties, Chaparosa Apartments in Irving, Texas and Bryn Athyn Apartments in Raleigh, North Carolina, to purchasers unaffiliated with the Partnership for sale prices of $6.0 million and $9.2 million, respectively. See Item 7 and Note 4 to the Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14 for additional information regarding these property sales. Information regarding the two investments in properties held by the Partnership in fiscal 1998 is set forth below.

On December 21, 1984, the Partnership funded an equity participating loan in the amount of $5,200,650 to Southridge Partners I ("Southridge"), a privately offered New York limited partnership whose general partners are affiliates of RPI and CPS III, in connection with the purchase by Southridge of Park View Village ("Park View"), a 184-unit apartment complex located in Winter Park (a suburb of Orlando), Florida. On September 19, 1997, the Partnership and Southridge signed a definitive agreement to modify the terms of the loan secured by Park View, which among other things, allowed for an extension of the maturity date of the loan and a conditional deferral of debt service payments. On March 19, 1998, the Partnership collected $5,673,011 from Southridge as final payment in full of its mortgage loan and interest receivable. This payment included all principal and interest in the amount of $5,200,650 and $472,361, respectively, due in accordance with the loan modification agreement. Reference is made to Item 7 and Note 4 to the financial statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14, for more information on the Park View loan.

On September 28, 1984, the Partnership funded an equity participating loan in the amount of $4,475,250 to Southridge in connection with the purchase by Southridge of Oaktree Village ("Oaktree Village "), a 160-unit apartment complex located in Jacksonville, Florida. On September 19, 1997, the Partnership obtained legal title to Oaktree Village through a deed in lieu of foreclosure. As a result, Oaktree Village was recorded as a real estate investment rather than a mortgage loan investment on the Partnership's balance sheet. For more information on the defaulted loan and the transfer of ownership of Oaktree Village to the Partnership, reference is made to Item 7 and Note 4 to the financial statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14.

During its fiscal year ended November 30, 1998, following consideration of various alternatives available to the Partnership, the General Partner concluded that a sale of the Partnership's remaining property, Oaktree Village, would be in the best interests of the Partnership and the Unitholders. Throughout much of fiscal 1998, the General Partner, on behalf of the Partnership, negotiated the terms of a sale of Oaktree Village with Lend Lease Real Estate Investments, Inc. ("Lend Lease"), on behalf of two pension funds, which are unaffiliated with the General Partner. Once the terms were negotiated, as required by the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partner solicited the consent of a majority in interest of the Unitholders to the sale pursuant to a Consent Solicitation Statement dated December 16, 1998. The requisite consent was obtained on January 15, 1999, and on January 29, 1999, the Partnership consummated the sale of Oaktree Village to DOC Investors, L.L.C., a Delaware limited liability company (the "Purchaser"), for a sales price of $5,800,000 (before selling costs and prorations). The members of the Purchaser are two pension funds advised by Lend Lease, which own an aggregate 91% interest in the Purchaser, and ConAm DOC Affiliates LLC, an affiliate of the General Partner ("ConAm DOC"), which owns a 9% interest in the Purchaser. ConAm DOC has the potential to receive up to an additional 18% of the profits of the Purchaser after certain priority returns to the members of the Purchaser.

The Partnership received approximately $5,759,000 of cash proceeds from the sale, net of closing costs of approximately $41,000. All net cash proceeds from the sale, and previously undistributed cash from operations, less an amount the General Partner determined to set aside for contingencies, were distributed to the Limited Partners on February 26, 1999.

Funds held as working capital are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property were:

(1) To participate in the capital appreciation of the various properties in which it invests;

(2) To provide quarterly cash distributions;

(3) To preserve and protect the capital appreciation of the properties in which it invests; and

(4) To provide increased cash distributions as the cash flow from the properties increases.

Distribution of income was the Partnership's objective during its operational phase, while preservation and appreciation of capital were the Partnership's longer term objectives. Economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's investment properties were located, were important factors to attaining the Partnership's investment objectives, especially with regard to achievement of capital appreciation.

The Partnership considers itself to have been engaged in only one industry segment, real estate investment.

COMPETITION

The Partnership's former real property investment and the property securing the Partnership's former outstanding mortgage loan were subject to competition from similar types of properties in the vicinities in which they are located. Such competition increased during the Partnership's period of ownership and investment due principally to the addition of the newly constructed apartment complexes offering increased residential and recreational amenities. The investment properties were also subject to competition from condominiums and single-family properties as potential renters chose to buy homes especially during periods of low mortgage interest rates. The Partnership competed with other real estate owners, developers and financiers in the rental and leasing of its properties and the properties securing its outstanding mortgage loans by offering competitive rental rates and, if necessary, leasing incentives. In some cases, the Partnership may have competed with other properties owned by partnerships affiliated with the General Partner.

For discussion of market conditions in the area where Oaktree Village is located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14.

EMPLOYEES

The Partnership has no employees. Services are provided by CPS III and ConAm Management Corporation ("ConAm Management"), an affiliate of CPS III. Pursuant to a property management agreement with the Partnership, ConAm Management provided property management services with respect to Oaktree Village. In addition, the Partnership retains Brock, Tibbitts & Snell, an unaffiliated company located in San Diego, California, to provide all accounting and investor communication functions. During fiscal 1998, Service Data Corporation, an unaffiliated company, provided transfer agent services for the Partnership. During February 1999, pursuant to the terms of a sale of its contracts, Service Data Corporation assigned the transfer agent functions of the Company to MAVRICC Management Systems, Inc., an unaffiliated company located in Troy, Michigan. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

ITEM 2.  PROPERTIES

Below is a description of Oaktree Village, which was owned and operated by the Partnership during fiscal 1998 and a discussion of market conditions in the area where the property is located. For information on the acquisition of the property, reference is made to Note 4 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14. For information on the sale of Oaktree Village by the Partnership in January 1999, reference is made to Item 1 and to Note 10 of the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders. Average occupancy rates at the property are incorporated by reference to Item 7.

Oaktree Village is a 160-unit apartment complex situated in southeast Jacksonville, Florida, approximately eight miles from the central business district, in the Baymeadows/Deerwood community. The Southeast submarket, where Oaktree Village is located, has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Southeast submarket reported an average apartment occupancy rate of 94% as of December of 1998 and offers of up to one month free rent and low security deposits. As reported previously, several apartment projects were constructed in 1998 and still more are planned. New construction has softened the market by outpacing population and job growth and will continue to affect the region as new units become available. While vacancy rates remained low in 1998, the use of rental concessions in the Jacksonville submarket has recently increased to attract and retain tenants in anticipation of the new competition. With this soft market, reduced non-refundable security deposits and up to one and one-half months free rent were offered during fiscal 1998 to maintain occupancy.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended November 30, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise. On December 16, 1998, the Unitholders were asked to approve a sale of the Partnership's remaining property. A majority in interest of the Unitholders approved the sale and the sale was completed on January 29, 1999.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

As of November 30, 1998, the number of Unitholders of record was 5,147.

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of adjusted cash from operations are determined by the General Partner on a quarterly basis, with distributions occurring approximately 45 days after the close of each fiscal quarter. The Partnership commenced paying quarterly cash distributions following the initial closing of its public offering in February 1984. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14. No quarterly distributions of cash from operations were made for the fiscal year ended November 30, 1998 because the General Partner decided to suspend distributions due to the reduced cash flow caused by the sales of Bryn Athyn and Chaparosa and the collection of the Park View loan. In addition, cash from operations of Oaktree Village was used to make capital improvements and increase cash reserves. Furthermore, the General Partner continued to suspend distributions pending the outcome of the solicitation of the consent of the Unitholders to the sale of Oaktree Village.

Because of the sale of Oaktree Village, no further quarterly distributions of net cash from operations will be made. The Partnership distributed $6,424,304 to the Unitholders ($66.58 per Unit) and $27,303 to the General Partner, on February 26, 1999, which amounts were equal to substantially all of the net proceeds from the sale of Oaktree Village, together with other available cash of the Partnership, less an amount for costs associated with the sale and liquidation and other contingencies, net of expected cash provided by operations through the date of sale of approximately $222,000. The final liquidation of the Partnership is expected to occur in mid-1999, and the remaining funds, if any, will be distributed to the Unitholders at that time.

ITEM 6.   SELECTED FINANCIAL DATA

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1998, which is filed as an exhibit under Item 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1998, the Partnership's investment portfolio consisted of an apartment property, Oaktree Village, which was acquired by the Partnership on September 19, 1997 in lieu of foreclosure. On March 19, 1998 the Park View mortgage loan funded to

Southridge was repaid in full. The $5,673,011 payment included all principal and interest in the amount of $5,200,650 and $472,361, respectively, due in accordance with the loan modification agreement.

As a result of the payoff of the Park View mortgage loan in March 1998, the Partnership paid a special cash distribution in the amount of $58.52 per Unit which represented substantially all of the proceeds of both principal and interest from the payoff of the loan. Through November 30, 1998, cumulative cash distributions total $718.68 per original $500 Unit. For the fiscal year ended November 30, 1998, the General Partner decided to suspend quarterly distributions of cash from operations due to the reduced cash flow caused by the sales of Bryn Athyn and Chaparosa and the collection of the Park View loan. In addition, cash from operations of Oaktree Village was used to make capital improvements and increase cash reserves. Furthermore, the General Partner continued to suspend distributions pending the outcome of the solicitation of the consent of the Unitholders to the sale of Oaktree Village.

Accounts payable and accrued expenses declined from $183,988 at November 30, 1997, to $145,501 at November 30, 1998. The decrease is primarily attributable to the decrease in repairs and maintenance for Oaktree Village that was unpaid in 1997 and paid in 1998.

At November 30, 1998, the Partnership had cash and cash equivalents of $773,672 which were invested in unaffiliated money market funds, compared with $1,029,577 at November 30, 1997. The decrease is primarily attributable to cash distributions paid by the Partnership in 1998 relating to the pay-off of the Partnership's mortgage loan investment.

Interest receivable, net of valuation allowance, declined from $449,350 at November 30, 1997 to $0 at November 30, 1998. The decrease is attributable to the pay-off of all principal and interest for the mortgage loan investment.

As a result of the Partnership's sale of Oaktree Village on January 29, 1999, all of the Partnership's assets have been converted to cash and cash equivalents. Pending distribution to the Unitholders as described in Item 5 above, the Partnership's funds have been invested in the Pacific Horizon
Money Market Funds, Prime Fund. The General Partner retained from the initial distribution an amount it believes is sufficient to provide for contingencies, and to cover the expenses of operating the Partnership until final liquidation of the Partnership, including legal and accounting fees.

RESULTS OF OPERATIONS

1998 VERSUS 1997

Partnership operations for the year ended November 30, 1998 generated net income of $211,151 compared with net income of $7,222,388 for fiscal 1997. The decrease in net income is primarily due to the net gain of $6,370,490 recognized from the sales of Chaparosa and Bryn Athyn, partially offset by lower rental revenues in 1998 as a result of these sales. Excluding the gains on the sales of Chaparosa and Bryn Athyn, the Partnership generated income from operations of $211,151 for the fiscal year ended November 30, 1998 compared with $851,898 for fiscal 1997. The primary reason for this decrease was the sale of Chaparosa and Bryn Athyn in fiscal 1997 partially offset by taking title to Oaktree Village through a deed in lieu of foreclosure in September 1997.

Rental income totaled $1,108,901 for the fiscal year ended November 30, 1998 compared with $2,244,670 for fiscal 1997. The decrease was primarily attributable to the sales of Chaparosa and Bryn Athyn in fiscal 1997 partially off-set by the taking of title to Oaktree Village in the last quarter of fiscal 1997.

Mortgage interest income increased for the year ended November 30, 1998 to $133,525 compared with $0 in fiscal 1997. This increase was due to the payment in full of the mortgage loan to Southridge on March 19, 1998 and the non-accrual of interest income in fiscal 1997. Interest and other income totaled $34,393 for the fiscal year ended November 30, 1998 compared to $203,285 in fiscal 1997. The decrease is due to the Partnership maintaining higher average cash balances in 1997 compared to 1998, primarily due to the previously undistributed sales proceeds from the Chaparosa and Bryn Athyn sales.

Total expenses for the year ended November 30, 1998 were $1,079,566 compared with $1,614,954 for fiscal 1997. The primary reason for this decrease was the sale of Chaparosa and Bryn Athyn in fiscal 1997 partially offset by taking title to Oaktree Village in September 1997.

Property operating expenses decreased to $701,692 for the year ended November 30, 1998, compared with $1,329,354 for fiscal 1997. The decrease was a result of the sales of Bryn Athyn and Chaparosa during fiscal 1997 and a reduction in repairs and maintenance expenses relating to Bryn Athyn and Chaparosa during fiscal 1997 prior to being sold. This decrease was partially offset by an increase in property operating expenses related to the Partnership's ownership of Oaktree Village after the taking title in September 1997.

General and administrative expenses decreased from $215,461 for the year ended November 30, 1997 to $185,250 for fiscal 1998. The decrease is primarily due to lower legal fees, engineering consulting fees, and partnership administrative expenses in fiscal 1998.

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

For the years ended November 30, 1998, 1997 and 1996, average occupancy levels at the Partnership's properties and at the property securing the Partnership's equity participation loan were as follows:

Investments in Real Estate                                                 1998         1997         1996
--------------------------                                                 ----         ----         ----
Properties:
     Oaktree Village Apartments                                            94%          93%          96%
     Bryn Athyn Apartments (sold in fiscal 1997)                           --           --           97%
     Chaparosa Apartments (sold in fiscal 1997)                            --           --           97%

Mortgage Loan Investments:
--------------------------
     Park View Village (loan paid off in fiscal 1998)                      --           99%          97%

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

YEAR 2000

Due to the consummation of the sale of Oaktree Village in January 1999, the Partnership is no longer engaged in the operation of real property or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership sold its remaining property on January 29, 1999, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to pages F-1 to F-3 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 1997, the Partnership advised PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) that it was changing accounting firms and engaged KPMG LLP.

PricewaterhouseCoopers LLP's report on the financial statements for the years ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There had been no disagreements with PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by ConAm Property Services III, Ltd. and RPI Real Estate Services, Inc., the General Partners of the Partnership at that time.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers or directors. CPS III, as General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

CPS III is a California limited partnership organized on August 30, 1982. The sole general partner of CPS III is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

                 Name                               Office
                 ----                               ------
                 Daniel J. Epstein                  President and Director
                 E. Scott Dupree                    Vice President and Director
                 Robert J. Svatos                   Vice President and Director
                 Ralph W. Tilley                    Vice President
                 J. Bradley Forrester               Vice President

DANIEL J. EPSTEIN, 59, has been the President and a Director of ConAm Development, and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of CPS III, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. SCOTT DUPREE, 48, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

ROBERT J. SVATOS, 40, is a Senior Vice President and is the Chief Financial Officer of ConAm Management since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

RALPH W. TILLEY, 44, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG LLP, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. BRADLEY FORRESTER, 41, is the President of ConAm Management. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG LLP in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the state of Texas.

ITEM 11.  EXECUTIVE COMPENSATION

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 below with respect to a description of certain costs of the General Partner reimbursed by the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of November 30, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. Daniel J. Epstein, President and a Director of ConAm Development, owns 20 units (approximately 0.0207% of the outstanding Units). Neither the General Partner nor any other directors or executive officer of ConAm Development owns any Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With respect to the fiscal year ended November 30, 1998, the General Partner received $0 as its allocable share of Net Cash From Operations. Pursuant to the Certificate and Agreement of Limited Partnership of the Partnership, CPS III received $56,530 as the General Partner's allocable share of proceeds from the pay-off of the mortgage loan investment with respect to the fiscal year ended November 30, 1998. Pursuant to the Certificate and Agreement of Limited Partnership of the Partnership, for the fiscal year ended November 30, 1998, $2,112 of the Partnership's net income was allocated to CPS III. For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partner and former co-General Partner are entitled, reference is made to Note 7 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14.

The Partnership entered into a property management agreement with ConAm Management pursuant to which ConAm Management assumed direct responsibility for day to day management of Oaktree Village. The services include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management, and related services. For such services, ConAm Management was entitled to receive a property management fee equal to 5% of gross revenues. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated herein by reference to Note 7 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14.

Southridge, the owner of Park View, entered into a property management agreement with ConAm Management pursuant to which ConAm Management assumed direct responsibility for day to day management of Park View. For such services, during the fiscal year ended November 30, 1998, ConAm Management earned property management fees of $61,091 from Southridge prior to the payoff of the mortgage loan.

Pursuant to Section 11(g) of Partnership's Certificate and Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three fiscal years is incorporated by reference to Note 7 to the Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14.

                                                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:                                                                                    Page
         ---------------------
         Balance Sheets - November 30, 1998 and 1997 ............................................................  (1)

         Statements of Operations - For the years ended November 30, 1998, 1997 and 1996 ........................  (1)

         Statements of Partners' Capital - For the years ended November 30, 1998, 1997 and 1996 .................  (1)

         Statements of Cash Flows - For the years ended November 30, 1998, 1997 and 1996 ........................  (1)

         Notes to the Financial Statements ......................................................................  (1)

         Independent Auditors' Report ...........................................................................  (1)

         Report of Former Independent Accountants................................................................  (1)


(a)(2)   Financial Statement Schedule:
         -----------------------------

         Schedule III - Real Estate and Accumulated Depreciation ................................................  F-1

         Independent Auditors' Report ...........................................................................  F-2

         Report of Former Independent Accountants ...............................................................  F-3


         (1) INCORPORATED BY REFERENCE TO THE PARTNERSHIP'S ANNUAL REPORT TO
         UNITHOLDERS FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998, FILED AS AN
         EXHIBIT UNDER ITEM 14.

(a)(3)   Exhibits
         --------


          (4)(A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to Exhibit A to the Prospectus of Registrant dated June 24, 1983, contained in
                    Amendment No. 3 to Registration Statement No. 2-79116 of
                    Registrant filed June 21, 1983 (the "Registration
                    Statement")).

             (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 2-79116 of
                    Registrant filed (June 13, 1983).

             (C)    Amendment, dated January 18, 1999 to Partnership's Second
                    Amended and Restated Certificate and Agreement of Limited
                    Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).


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

             (E)    Property Management Agreement between Hutton/ConAm Realty
                    Pension Investors L.P. and Con Am Management Corporation for the Bryn Athyn property (included as, and incorporated herein by reference to, Exhibit 10-E to the Registrant's
                    1993 Annual Report on Form 10-K filed on February 28, 1994).

             (F)    Property Management Agreement between Hutton/ConAm Realty
                    Pension Investors L.P. and Con Am Management Corporation for the Chaparosa property (included as, and incorporated herein by reference, to Exhibit 10-F to the Registrant's 1993
                    Annual Report on Form 10-K filed on February 28, 1994).

             (G)    Note and Modification Agreement between Southridge Partners
                    I and Hutton/ConAm Realty Pension Investors L.P. dated
                    November 23, 1993 for Park View Village (included as, and incorporated herein by reference to, Exhibit 10-G to the Registrant's 1993 Annual Report on Form 10-K filed on
                    February 28, 1994).

             (H)    Note and Modification Agreement between Southridge Partners
                    I and Hutton/ConAm Realty Pension Investors L.P. dated
                    November 23, 1993 for Oaktree Village (included as, and incorporated herein by reference to, Exhibit 10-H to the Registrant's 1993 Annual Report on Form 10-K filed on
                    February 28, 1994).

             (I)    Agreement for Purchase and Sale and Joint Escrow
                    Instructions between ConAm Realty Pension Investors L.P. and
                    DOC Investors, L.L.C. dated January 26, 1999 with respect to the sale of Oaktree Village Apartments (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on February 16,
                    1999).



            (13)    Annual Report to Unitholders for the fiscal year ended November
                    30, 1998.

            (27)    Financial Data Schedule

            (99)    Portions of the Prospectus of the Registrant dated June 24,
                    1983 (included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's 1987 Annual Report on Form
                    10-K for the fiscal year ended November 30, 1987).


             (b)    Reports on Form 8-K
                    -------------------

                    No reports on Form 8-K were filed by the Partnership during the fourth quarter of the fiscal year ended November 30, 1998.


             (c)    Exhibits
                    --------

                    See Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 28, 1999


                                 BY:      ConAm Property Services III, Ltd.
                                          General Partner


                                 BY: Continental American Development, Inc. General Partner






                                 BY:      Daniel J. Epstein
                                 ----------------------------------------
                                 Name:    Daniel J. Epstein
                                 Title:   President, Director and
                                          Principal Executive Officer


Date:  February 28, 1999
                                 BY:      E. Scott Dupree
                                 ----------------------------------------
                                          E. Scott Dupree
                                          Vice President and Director



Date:  February 28, 1999
                                 BY:      Robert J. Svatos
                                 ----------------------------------------
                                          Robert J. Svatos
                                          Vice President and Director




Date: February 28, 1999
                                 BY:      Ralph W. Tilley
                                 ----------------------------------------
                                          Ralph W. Tilley
                                          Vice President




Date: February 28, 1999
                                 BY:      J. Bradley Forrester
                                 ----------------------------------------
                                          J. Bradley Forrester
                                          Vice President