Form 10-Q
period 1999-02-28
CONAM REALTY PENSION INVESTORS
filed 1999-04-14
CIK 706120

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

or

         Transition Report Pursuant to Section 13 of 15(d) of the Securities
 -----   Exchange Act of 1934
                       For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-13330


                       CONAM REALTY PENSION INVESTORS L.P.
                       -----------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                      New York                                       11-2673854
                      --------                                       ----------
STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION  I.R.S. EMPLOYER IDENTIFICATION NO.

1764 San Diego Avenue
San Diego, CA  92110  Attn. Robert J. Svatos                          92110-1906
--------------------------------------------                          ----------
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

CONAM REALTY PENSION INVESTORS L.P.

                         PART I - FINANCIAL INFORMATION

ITEM 1.                   Financial Statements

-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                                   AT FEBRUARY 28,         AT NOVEMBER 30,
                                                                                            1999                    1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment in real estate:
   Property:
      Land                                                                           $         -             $ 1,200,000
      Buildings and improvements                                                               -               4,841,693
                                                                                 ----------------------------------------
                                                                                               -               6,041,693
      Less accumulated depreciation                                                            -                (220,567)
                                                                                 ----------------------------------------
                                                                                               -               5,821,126

Cash and cash equivalents                                                              6,432,006                 773,672
Other assets                                                                             273,451                 318,255
-------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                   $ 6,705,457             $ 6,913,053
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Distribution payable                                                              $ 6,451,607             $         -
   Accounts payable and accrued expenses                                                 168,309                 145,501
   Due to general partner and affiliates                                                       -                   4,539
   Security deposits                                                                           -                  26,986
                                                                                 ----------------------------------------
      Total Liabilities                                                                6,619,916                 177,026
                                                                                 ----------------------------------------
Partners' Capital (Deficit):
   General Partner                                                                      (271,821)                132,203
   Limited Partners (96,490 Units outstanding)                                           357,362               6,603,824
                                                                                 ----------------------------------------
      Total Partners' Capital                                                             85,541               6,736,027
-------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $ 6,705,457             $ 6,913,053
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

CONAN REALTY PENSION INVESTORS L.P.

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28,                                                       1999                    1998
---------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                                                                   $ 177,185               $ 267,029
Mortgage interest                                                                                -                 110,514
Interest and other income                                                                   25,901                  10,762
Loan modification fees                                                                           -                   9,564
                                                                                       -----------------------------------
      Total Income                                                                         203,086                 397,869
---------------------------------------------------------------------------------------------------------------------------
EXPENSES

Property operating                                                                         137,692                 121,212
Depreciation                                                                               235,308                  48,000
General and administrative                                                                  30,965                  32,405
                                                                                       -----------------------------------
      Total Expenses                                                                       403,965                 201,617
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                             (200,879)                196,252
Gain on sale of property                                                                     2,000                       -
---------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                                                 $ (198,879)              $ 196,252
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
      To the General Partner                                                            $ (376,721)              $   1,963
      To the Limited Partners                                                              177,842                 194,289
---------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                                                 $ (198,879)              $ 196,252
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
(96,490 UNITS OUTSTANDING)
      Income (loss) from operations                                                     $     1.82               $    2.01
      Gain on sale of property                                                                0.02                       -
---------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                                        $     1.84               $    2.01
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL

FOR THE THREE MONTHS ENDED FEBRUARY 28,1999
                                                               GENERAL                 LIMITED
                                                               PARTNER                PARTNERS                   TOTAL
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1998                                $  132,203             $ 6,603,824             $ 6,736,027
Net Income (Loss)                                             (376,721)                177,842                (198,879)
Distributions ($66.58 per Unit)                                (27,303)             (6,424,304)             (6,451,607)
-----------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT FEBRUARY 28, 1999                      $ (271,821)            $   357,362             $    85,541
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28,                                                     1999                    1998
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                     $ (198,879)              $ 196,252
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:

   Depreciation                                                                          235,308                  48,000
   Gain on sale of property                                                               (2,000)                      -
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:

      Other assets                                                                        44,804                 (11,334)
      Accounts payable and accrued expenses                                               22,808                 (47,407)
      Due to general partner and affiliates                                               (4,539)                    190
      Deferred income - loan modification fees                                                 -                   3,437
      Security deposits                                                                  (26,986)                 (1,239)
                                                                            ---------------------------------------------
Net cash provided by operating activities                                                 70,516                 187,899
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from sale of property                                                     5,639,649                       -
Additions to buildings and improvements                                                  (51,831)                (16,989)
                                                                            ---------------------------------------------
Net cash provided by (used in) investing activities                                    5,587,818                 (16,989)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES-

Distributions                                                                                  -                (253,921)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   5,658,334                 (83,011)
Cash and cash equivalents, beginning of period                                           773,672               1,029,577
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 6,432,006              $  946,566
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

CONAM REALTY PENSION INVESTORS L.P.
------------------------------------------------------------------------------
------------------------------------------------------------------------------
NOTES TO THE FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1999 and the results of operations and cash flows for the three months ended February 28, 1999 and 1998 and the statement of partners' capital for the three months ended February 28, 1999. Results of operations are not necessarily indicative of the results to be expected for the full year.

The Partnership agreed on a price to sell its remaining asset in December 1998, but did not have the ability to sell the property until a majority of the Unitholders approved the sale on January 15, 1999. Therefore, additional depreciation expense was recorded during the period the property was held for use to reduce its carrying value to its estimated net selling price.

The Partnership sold its remaining investment in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the property was completed on January 29, 1999.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income for the period.

Within 30 days of the completion of the sale of the property, the Partnership declared a cash distribution representing substantially all of the net proceeds from sale and substantially all of the remaining assets of the Partnership less an amount for costs and contingencies associated with the sale and liquidation of the Partnership.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY PENSION INVESTORS L.P.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared a cash distribution in the amounts of $6,424,304 to the Limited Partner Unitholders ($66.58 per Unit) and $27,303 to the General Partner, which amounts were equal to substantially all of the net proceeds from the sale of Oaktree Village (the "Sale" ), together with other available cash of the Partnership, less an amount for costs associated with the Sale, liquidation of the Partnership and other contingencies. Immediately following this distribution, and the collection of interest earned on the undistributed cash and cash equivalents, the Partnership had a cash and cash equivalents balance of $29,051. The General Partner believes that the Partnership has sufficient cash and other assets that can be converted into cash to meet the obligations of the Partnership for any contingencies or costs associated with the Sale and the final liquidation of the Partnership.

As a result of the Sale, the Partnership's only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At February 28, 1999, the Partnership had cash and cash equivalents of $6,432,006 compared with $773,672 at November 30, 1998. The increase in cash and cash equivalents is due to the receipt of the proceeds from the Sale. Remaining cash available after all obligations have been satisfied, if any, will be distributed to the Unitholders.

RESULTS OF OPERATIONS

Partnership net income (loss) for the three months ended February 28, 1999 was ($198,879) compared to $196,252, for the corresponding period in 1998. The decrease for the three months ended February 28, 1999 is primarily attributable to an increase in depreciation prior to Oaktree Village being presented as "Held for Sale" and collection of interest on the Park View Village mortgage in the first quarter of 1998.

Partnership operations for the three months ended February 28, 1999 generated net loss of $200,879 compared to net income of $196,252 for the corresponding period in fiscal 1998. The decrease for the three months ended February 28, 1999 is primarily attributable to a decrease in revenue resulting from the Sale, an increase in depreciation of $187,308 and a decrease in mortgage interest income of $110,514.

Rental income totaled $177,185 for the three months ended February 28, 1999 compared with $267,029 for the corresponding period in fiscal 1998. Partnership expenses for the three months ended February 28, 1999 totaled $403,965 compared with $201,617 for the corresponding period in 1998. The decrease for the three months ended February 28, 1999 in rental income and Partnership expenses is primarily attributable to the Sale.

YEAR 2000

Due to the consummation of the Sale in January 1999, the Partnership is no longer engaged in the operation of real property or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risks

Since the Partnership sold its remaining property on January 29, 1999, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

                           PART II - OTHER INFORMATION

ITEMS 1-3.   Not applicable

ITEM 4.      Submission of Matters to a Vote of Security Holders

             Pursuant to a Consent Solicitation Statement dated December 16, 1998, the Unitholders were asked to approve two proposals as follows: (i) the sale of the Partnership's remaining real estate investment to DOC Investors, L.L.C. (the "Sale"); and (ii) an amendment to the Partnership's partnership agreement to permit sales of Partnership properties to affiliates of the General Partner if the terms of the sale are approved by the Unitholders (the "Amendment"). By its terms, the consent solicitation was to terminate on January 15, 1999, unless such date was extended by the General Partner for an aggregate of up to an additional 40 days. Since both the Sale and the Amendment were approved by the requisite majority-in-interest of the Unitholders (i.e., at least 48,246 Units) as of January 15, 1999, the consent solicitation terminated on such date. Upon termination of the consent solicitation, the results of the consent solicitation were as follows: (i) With respect to the Sale
             - 51,595 Units "FOR;" 1,582 Units "AGAINST;" and 762 Units "ABSTAIN;" and (ii) with respect to the Amendment - 51,320 Units "FOR;" 1,744 Units "AGAINST;" and 875 Units "ABSTAIN." The foregoing results do not include any votes received after the termination of the consent solicitation.

ITEM 5.      Not applicable

ITEM 6.      Exhibits & Reports on Form 8-K

              (a) Exhibits

              3.1 Amendment, dated January 18, 1999 to Partnership's Second
                  Amended and Restated Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

             10.1 Agreement for Purchase and Sale and Joint Escrow
                  Instructions between ConAm Realty Pension Investors L.P. and DOC Investors, L.L.C. dated January 26, 1999 with respect to the sale of Oaktree Village Apartments (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

              (b) Reports on Form 8-K

                  On February 16, 1999, the Partnership filed a Form 8-K for the purpose of disclosing the consummation of the sale of its remaining real property investment on January 29, 1999 to DOC Investors, L.L.C. No other reports on Form 8-K were filed during the quarter ended February 28, 1999.

             (27) Financial Data Schedule

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

                      CONAM PROPERTY SERVICES III, LTD.

                      General Partner of ConAm Realty Pension Investors L.P.

                      BY:    CONTINENTAL AMERICAN DEVELOPMENT, INC.
                             GENERAL PARTNER

Date:  April 14, 1999      BY:/s/ DANIEL J. EPSTEIN
                           Daniel J. Epstein
                           Director, President, and Principal Executive Officer

Date:  April 14, 1999      BY:/s/ ROBERT J. SVATOS
                           Robert J. Svatos
                           Vice President and Director