Form 10-Q
period 1999-05-31
CONAM REALTY PENSION INVESTORS
filed 1999-07-14
CIK 706120

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------                       Exchange Act of 1934
                    FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

or

               Transition Report Pursuant to Section 13 of 15(d) of the
---------                 Securities Exchange Act of 1934
                      For the transition period from ____ to ____

                            COMMISSION FILE NUMBER: 0-13330


                          CONAM REALTY PENSION INVESTORS L.P.
             -----------------------------------------------------------------
                  Exact Name of Registrant as Specified in its Charter



          New York                                   11-2673854
          --------                                   ----------
State or Other Jurisdiction of           I.R.S. Employer Identification No.
Incorporation or Organization



1764 San Diego Avenue
San Diego, CA  92110  Attn. Robert J. Svatos           92110-1906
--------------------------------------------           ----------
- Address of Principal Executive Offices                Zip Code



                                 (619) 297-6771
                                ----------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X   No       .
                                                     -----     ----

CONAM REALTY PENSION INVESTORS L.P.


                                PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BALANCE SHEETS                                                           AT MAY 31,         AT NOVEMBER 30,
                                                                               1999                    1998
------------------------------------------------------------------------------------------------------------
ASSETS
Investment in real estate:
   Property:
      Land                                                                $       -             $ 1,200,000
      Buildings and improvements                                                  -               4,841,693
                                                               ---------------------------------------------
                                                                                  -               6,041,693
      Less accumulated depreciation                                               -                (220,567)
                                                               ---------------------------------------------
                                                                                  -               5,821,126

Cash and cash equivalents                                                    47,508                 773,672
Other assets                                                                245,104                 318,255
------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                        $ 292,612             $ 6,913,053
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable and accrued expenses                                  $ 142,593             $   145,501
   Due to general partner and affiliates                                          -                   4,539
   Security deposits                                                              -                  26,986
                                                               ---------------------------------------------
      Total Liabilities                                                     142,593                 177,026
                                                               ---------------------------------------------
Partners' Capital (Deficit):
   General Partner                                                         (171,273)                132,203
   Limited Partners (96,490 Units outstanding)                              321,292               6,603,824
                                                               ---------------------------------------------
      Total Partners' Capital                                               150,019               6,736,027
                                                               ---------------------------------------------
------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $ 292,612             $ 6,913,053
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

       See accompanying notes to the financial statements.

CONAM REALTY PENSION INVESTORS L.P.


STATEMENTS OF OPERATIONS
                                                  THREE MONTHS ENDED MAY 31,                     SIX MONTHS ENDED  MAY 31,
                                             ----------------------------------             -----------------------------------
                                                   1999                 1998                    1999                    1998
-------------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                       $       -               $ 283,404              $  177,185               $ 550,433
Mortgage interest                                    -                  23,011                       -                 133,525
Interest and other income                        4,515                   9,997                  30,416                  20,759
Loan modification fees                               -                   4,334                       -                  13,898
                                         --------------------------------------   ---------------------------------------------
      Total Income                               4,515                 320,746                 207,601                 718,615
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                   -                 169,353                 137,692                 290,565
Depreciation                                         -                  48,170                 235,308                  96,170
General and administrative                      42,340                  72,431                  73,305                 104,836
                                         --------------------------------------   ---------------------------------------------
      Total Expenses                            42,340                 289,954                 446,305                 491,571
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                  (37,825)                 30,792                (238,704)                227,044
Gain on sale of property                             -                       -                   2,000                       -
-------------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                      $ (37,825)              $  30,792              $ (236,704)              $ 227,044
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
      To the General Partner                 $  (1,755)              $     307              $ (378,476)              $   2,270
      To the Limited Partners                  (36,070)                 30,485                 141,772                 224,774
-------------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                      $ (37,825)              $  30,792              $ (236,704)              $ 227,044
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
(96,490 UNITS OUTSTANDING)
      Income (loss) from operations          $   (0.37)              $    0.32              $     1.45               $    2.33
      Gain on sale of property                       -                       -                    0.02                       -
-------------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                      $   (0.37)              $    0.32              $     1.47               $    2.33
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------




STATEMENT OF PARTNERS' CAPITAL

FOR THE SIX MONTHS ENDED MAY 31,1999

                                                                  GENERAL                 LIMITED
                                                                  PARTNER                PARTNERS                   TOTAL
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1998                                   $  132,203             $ 6,603,824             $ 6,736,027
Net Income (Loss)                                                (378,476)                141,772                (236,704)
Capital contributions                                             102,303                       -                 102,303
Distributions ($66.58 per Limited Partner Unit)                   (27,303)             (6,424,304)             (6,451,607)
--------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT MAY 31, 1999                              $ (171,273)            $   321,292             $   150,019
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


       See accompanying notes to the financial statements.

CONAM REALTY PENSION INVESTORS L.P.



STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31,                                                            1999                   1998
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $   (236,704)            $   227,044
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation                                                                           235,308                  96,170
   Gain on sale of property                                                                (2,000)                      -
   Increase (decrease) in cash arising from changes in operating assets and liabilities:
      Interest received - deferred, net                                                         -                 449,350
      Other assets                                                                         73,151                (460,989)
      Accounts payable and accrued expenses                                                (2,908)                (48,666)
      Due to general partner and affiliates                                                (4,539)                    219
      Deferred income - loan modification fees                                                  -                    (897)
      Security deposits                                                                   (26,986)                   (954)
                                                                               -------------------------------------------
Net cash provided by operating activities                                                  35,322                 261,277
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property                                                      5,639,649                       -
Collection of mortgage loan receivable                                                          -               5,200,650
Additions to buildings and improvements                                                   (51,831)                (16,989)
                                                                               -------------------------------------------
Net cash provided by investing activities                                               5,587,818               5,183,661
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                                     102,303                       -
Distributions                                                                          (6,451,607)             (5,957,413)
                                                                               -------------------------------------------
Net cash used in financing activities                                                  (6,349,304)             (5,957,413)
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                (726,164)               (512,475)
Cash and cash equivalents, beginning of period                                            773,672               1,029,577
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     47,508             $   517,102
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

CONAM REALTY PENSION INVESTORS L.P.
-------------------------------------------------------------------------------

NOTES TO THE FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1999 and the results of operations for the three and six months ended May 31, 1999 and 1998, cash flow for the six months ended May 31, 1999 and 1998, and the statement of partners' capital for the six months ended May 31, 1999. Results of operations are not necessarily indicative of the results to be expected for the full year.

The Partnership has sold its remaining investment in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the property was completed on January 29, 1999.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income for the period.

Within 30 days of the completion of the sale of the property, the Partnership declared a cash distribution representing substantially all of the net proceeds from sale and substantially all of the remaining cash form operations of the Partnership less an amount for costs and contingencies associated with the sale and liquidation of the Partnership.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY PENSION INVESTORS L.P.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared a cash distribution in the amounts of $6,424,304 to the Limited Partner Unitholders ($66.58 per Unit) and $27,303 to the General Partner, which amounts were equal to substantially all of the net proceeds from the sale of Oaktree Village (the "Sale"), together with other available cash of the Partnership, less an amount for costs associated with the Sale, liquidation of the Partnership and other contingencies. As a result of the Sale and distribution, cash and cash equivalents and other assets comprise all of the remaining assets of the Partnership. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with the Sale and the final liquidation of the Partnership.

As a result of the Sale, the Partnership's only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At May 31, 1999, the Partnership had cash and cash equivalents of $47,508 compared with $773,672 at November 30, 1998. The decrease in cash and cash equivalents is due to the Sale of the property and the distribution of substantially all of the net proceeds thereof and other Partnership cash and subsequent reduction in revenue from the property operations. As required by the Partnership agreement, upon final liquidation of the Partnership, the general partner is to contribute $275,825 ("GP Contribution") to the Partnership, which represents distributions of net proceeds from Sale or refinancing previously received by the general partner. During the second quarter of fiscal 1999, $102,303 of the GP Contribution was contributed to the Partnership. Remaining cash available, if any, after the contribution by the General Partner and the satisfaction of all Partnership obligations will be distributed pursuant to the Partnership agreement.

RESULTS OF OPERATIONS

Partnership net loss for the three and six months ended May 31, 1999 was $37,825 and $236,704, respectively, compared to net income of $30,792 and $227,044 for the corresponding periods in fiscal 1998. The increased loss for the three and six months ended May 31, 1999 is primarily attributable to the lack of income due to the Sale of the property and the reduction in interest income as a result of the repayment of the mortgage loan receivable in fiscal 1998.

Total income for the three and six months ended May 31, 1999 totaled $4,515 and $207,601, respectively, compared with $320,746 and $718,615, respectively, for the corresponding period in fiscal 1998. The decreased total income is primarily attributable to the decrease in rental income attributable to the Sale on January 29, 1999, and decrease in interest income as a result of the repayment of the mortgage loan receivable.

Total expenses for the three and six months ended May 31, 1999 were $42,340 and $446,305, respectively, compared to $289,954 and $491,571, respectively, for the corresponding periods in fiscal 1998. The decrease in total expenses is primarily attributable to the Sale on January 29, 1999.

General and administrative expenses for the three and six months ended May 31, 1999 were $42,340 and $73,305, respectively, compared to $72,431 and $104,836, respectively, for the corresponding periods in fiscal 1998. The decrease in general and administrative expenses is primarily attributable to lower fees charged for printing, mailing and investor relations.

YEAR 2000

Due to the consummation of the Sale, the Partnership is no longer engaged in the operation of real property or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks

Due to the consummation of the Sale, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.


                               PART II - OTHER INFORMATION


ITEMS 1-5.           Not applicable

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

                (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended May 31, 1999.

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


                                     CONAM PROPERTY SERVICES III, LTD.
                                     General Partner of ConAm Realty Pension
                                     Investors L.P.



                                     BY: CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                         GENERAL PARTNER



Date:  July 13, 1999                 BY: /s/ DANIEL J. EPSTEIN
                                     ------------------------------------------
                                     Daniel J. Epstein
                                     Director, President, and Principal
                                      Executive Officer


Date:  July 13, 1999                 BY:/s/ ROBERT J. SVATOS
                                     ------------------------------------------
                                     Robert J. Svatos
                                     Vice President and Director